Form 10-K
period 2025-12-31
KRAKacquisition Corp
filed 2026-03-30
CIK 2082119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission file number 001-43073

KRAKacquisition Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1875195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1455 Adams Dr #1630 Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 538-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one whole class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant	KRAQU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	KRAQ	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	KRAQW	The Nasdaq Stock Market LLC

 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

There was no aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, because the registrant’s common equity was not trading on any exchange on that date.

The number of shares outstanding of the registrant’s common stock as of March 30, 2026 was 43,125,000.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (this “Form 10-K”) constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete an initial Business Combination (as defined herein);

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses, including the pool of prospective targets in the blockchain, digital asset, and broader financial technology that meet our acquisition criteria;

•	the pace of adoption of digital assets, including stablecoins, and anticipated growth of the digital asset industry;

•	our ability to navigate the evolving regulatory landscape with respect to the digital asset industry;

•
our ability to consummate an initial Business Combination due to uncertainty resulting from geopolitical events like the conflict in Ukraine, the Middle East and economic impacts such as inflation, tariffs and interest rates;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ liquidity and trading;

•	the use of proceeds not held in the Trust Account (as defined herein) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	the number of redemptions by our Public Shareholders (as defined herein) in connection with a Business Combination; or

•	our financial performance following our Initial Public Offering (as defined herein).

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Certain Definitions

Unless the context otherwise requires, references in this Form 10-K to:

•
“Amended and Restated Memorandum and Articles of Association” refers to the second Amended and Restated Memorandum and Articles of Association that the Company adopted prior to the consummation of the Initial Public Offering;

•	“Class A Ordinary Shares” refer to our Class A ordinary shares of par value $0.0001 per share in the share capital of the company;

•	“Class B Ordinary Shares” refer to our Class B ordinary shares of par value $0.0001 per share in the share capital of the company;

•	“Co-Founders” are to, collectively, Kraken, Natural Capital and Tribe Capital;

•	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•	“Excise Tax” are to the 1% U.S. federal excise tax on stock repurchases under Section 4501 of the U.S. Internal Revenue Code of 1986, as amended, enacted by the Inflation Reduction Act of 2022;

•
“Equity-Linked Securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A Ordinary Shares issued in connection with our initial business combination, including but not limited to a private placement of equity or debt;

•	“Initial Shareholders” are to holders of our Founder Shares (as defined herein) prior to our Initial Public Offering;

•	“Kraken” refer to Payward, Inc. (d/b/a Kraken);

•	“Management” or our “Management Team” are to our officers and directors;

•	“Nasdaq” are to The Nasdaq Global Market;

•	“Natural Capital” are to Natural Capital Sponsor I LLC, a Delaware limited liability company;

•	“Ordinary Shares” are to our Class A Ordinary Shares and our Class B Ordinary Shares, collectively;

•
“Permitted Withdrawals” are to the amounts of interest earned on the funds held in the Trust Account that may be released to us to (i) fund our working capital requirements, which amount may be withdrawn quarterly and shall not equal more than 5% of the interest earned on the Trust Account, and/or (ii) pay Taxes Payable;

•
“Private Placement Warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of the Initial Public Offering or upon conversion of Working Capital Loans;

•
“Public Shares” are to our Class A Ordinary Shares sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market);

•
“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” shall only exist with respect to such Public Shares;

•	“Public Warrants” are to the warrants sold as part of the units in the Initial Public Offering (whether they are purchased in the Initial Public Offering or thereafter in the open market);

•	“Sponsor” are to NCTK Sponsor LLC, a Delaware limited liability company;

•
“Taxes Payable” are to the amounts of interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations (which shall exclude the 1% U.S. federal excise tax that was implemented by the Inflation Reduction Act of 2022 if any is imposed on us);

•	“Tribe Capital” are to Tribe Capital Management, LLC, a Delaware limited liability company;

•	“Trust Account” are to the trust account we established in connection with our Initial Public Offering pursuant to the Trust Agreement;

•	“Trust Agreement” are to the Investment Management Trust Agreement, dated January 28, 2026, by and between us and Continental Stock Transfer & Trust Company, as trustee;

•	“Warrants” are to our Public Warrants and Private Placement Warrants; and

•
“Working Capital Loans” are to loans the Sponsor or an affiliate of the Sponsor, or certain of our directors and officers, may, but are not obligated to, make to us if the proceeds from Initial Public Offering and the sale of the Private Placement Warrants are insufficient to meet our working capital requirements in order to provide additional working capital or finance transaction costs in connection with the Business Combination.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•
We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective. Until we complete our initial Business Combination, we will have no operations and will generate no operating revenues.

•
Past performance of our Co-Founders, our Management Team, and other businesses associated with our Co-Founders and Management Team may not be indicative of future performance of an investment in the Company.

•
Our Public Shareholders may not be afforded an opportunity to vote on our initial Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

•
If we seek shareholder approval of our initial Business Combination, our Initial Shareholders and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

•
Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the Business Combination.

•
If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase Public Shares or Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Ordinary Shares.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

•
If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete our initial Business Combination, in which case our Public Shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

•
The grant of registration rights to our Initial Shareholders may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.

•
The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

•
We are not required to obtain an opinion from an independent entity that commonly renders valuation opinions or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

•
We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

•
If we are unable to consummate a Business Combination, our Public Shareholders may be forced to wait more than 24 months if we extend the period of time to consummate a Business Combination, before receiving liquidation distributions.

•
We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

•
Since our Sponsor, officers and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

•	Our Initial Shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

•
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

•	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•
The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of Public Shares upon the consummation of our initial Business Combination.

•
The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than $10.00 per share.

•
After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

•
The number of special purpose acquisition companies being formed may increase, potentially resulting in more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Form 10-K.

PART I

References in this Form 10-K to “we,” “us,” “our,” “company” or “our company” are to KRAKacquisition Corp, a Cayman Islands exempted company. References to our “Management” or our “Management Team” are to our executive officers and directors, and references to our “Sponsor” are to NCTK Sponsor LLC, a Delaware limited liability company. References to our “Initial Shareholders” refer to our Sponsor and the company’s directors.

Item 1.	Business

Introduction

We are a blank check company incorporated on July 28, 2025 as a Cayman Islands exempted company formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

While we may pursue an initial Business Combination in any business or industry or sector, we intend to concentrate our efforts on companies in the digital asset ecosystem. Our mission is to accelerate the next phase of growth for the teams building the bridge between DeFi and TradFi. We expect to focus on companies developing the core infrastructure of the digital asset economy-payment networks, tokenization platforms, blockchain infrastructure, compliance solutions, and other essential services. While we retain flexibility to pursue opportunities in any sector, we believe the most transformative opportunities lie in the convergence of DeFi and TradFi. We believe that our Sponsor’s deep expertise in these sectors will provide us with multiple opportunities in these sectors.

We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination, but we are unable to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering (as defined below) and the sale of the private placement shares, our shares, debt or a combination of cash, equity and debt. Based on our business activities, the Company is a “shell company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

Our Sponsor was formed through the partnership of Payward, Inc. (d/b/a Kraken) (“Kraken”), one of the world’s most established global crypto platforms, Tribe Capital, a leading and data-driven venture firm in innovative fintech and crypto markets, and Natural Capital, an investment platform founded by experienced operators with venture capital, public markets and special purpose acquisition company (‘‘SPAC’’) expertise, for the purpose of investing in us.

On January 29, 2026, we consummated our Initial Public Offering of 34,500,000 units, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 4,500,000 units, at $10.00 per unit, generating gross proceeds of $345,000,000 (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 2,250,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $2,250,000.

Prior to the consummation of the Initial Public Offering, on August 5, 2025, our Sponsor paid $25,000, or approximately $0.0035 per share, to cover certain of our offering and formation costs in consideration of 7,187,500 Class B Ordinary Shares, par value $0.0001 (the “Founder Shares”). On January 5, 2026, our Sponsor transferred 30,000 Class B Ordinary Shares to each of our independent directors. On January 27, 2026, the Company effected a share capitalization, resulting in 8,625,000 Founder Shares outstanding. As a result of the underwriters’ election to fully exercise their over-allotment option granted in connection with our Initial Public Offering, none of the Founder Shares are subject to forfeiture.

As of December 31, 2025, there was approximately $345.0 million in permitted investments and cash held in the Trust Account and $44,147 of cash held outside the Trust Account. As of December 31, 2025, no funds had been withdrawn from the Trust Account to pay taxes.

Business Strategy

Our strategy is to identify and complete an initial Business Combination with a company that can benefit from the strategic, transactional and operating experience of our Management Team and Sponsors. By leveraging our broad sourcing network and applying disciplined diligence and structuring expertise, we aim to execute a transaction that creates long-term shareholder value.

While our mandate is flexible and allows us to pursue opportunities in any industry, we believe our expertise provides unique advantages in digital asset sectors that are enabling the convergence of DeFi and TradFi or directly supporting the broader digital asset ecosystem via infrastructure, technology and services.

In evaluating potential target businesses, we intend to prioritize businesses with strong growth prospects, resilient business models and defensible market positions. We intend to seek companies with the potential for above-industry growth, substantial free cash flow generation and opportunities to enhance value through our operational and managerial support.

We believe Kraken’s participation as a partner in our Sponsor provides multiple distinct advantages in identifying and executing a successful business combination. Although Kraken will not be contractually obligated to do so, we expect that Kraken’s participation as a partner in our Sponsor will incentivize it to assist us, without additional compensation, in the following areas:

•
Deep Ecosystem Access. As one of the longest-standing and most trusted platforms in the digital asset ecosystem, Kraken maintains direct relationships with counterparties as a service provider, customer or strategic partner. These relationships create differentiated sourcing opportunities and position us to add long-term value beyond the initial business combination.

•
Enhanced Diligence. Kraken’s vantage point as an operator, rather than solely as a capital provider, offers unique insights into market structure, technology and competitive positioning. This perspective allows us to assess targets with greater depth than traditional financial Sponsors.

•
Proven Operating Experience. With over a decade of experience building and scaling a global digital asset platform, Kraken provides practical expertise in areas such as technology, risk management, compliance and global expansion. We believe this operating knowledge will make us a preferred partner for potential targets.

•
Regulatory Expertise. Having navigated evolving regulatory frameworks across multiple jurisdictions since its founding in 2011, Kraken brings a sophisticated understanding of compliance and licensing. Kraken currently holds licenses and registrations in Europe (Cyprus, EEA, United Kingdom), North America (United States, Canada), Australia, Bermuda, and Singapore. This experience not only strengthens our due diligence process but also enhances the credibility of our future partner in the public markets.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our Initial Public Offering. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our share capital, debt or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of purchases of our Class A Ordinary Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post- transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination, but we are unable to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial Business Combination. Although our Management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Business Combination. In the case of an initial Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. Neither our Sponsor nor any of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our final prospectus in connection with the Initial Public Offering and other public filings and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event, to the extent permitted by law, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue.

Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In addition, to the extent permitted by law, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial Business Combination (regardless of the type of transaction that it is). We have agreed to pay our Sponsor a total of $30,000 per month for office space, utilities and secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

Although we do not intend to enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or our officers, we are not prohibited from pursuing an initial Business Combination with a Business Combination target that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a Business Combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent entity that commonly renders valuation opinions that such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our Co-Founders, directors or officers becomes aware of any Business Combination target that falls within the line of business of any entity to which they have pre-existing fiduciary or contractual obligations, they may be required to present such Business Combination target to such entity prior to presenting such Business Combination target to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. If any of our officers or directors becomes aware of any Business Combination target which is suitable for one of these entities to which he or she has a fiduciary or contractual obligation, he or she will honor such obligation to present such opportunity to such entity rather than to us. Our directors and officers will only have an obligation to present an opportunity to us if such opportunity is expressly offered to such person solely in his capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and only to the extent the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information that will be made available to us. The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior written consent of our Sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our Business Combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination. Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Memorandum and Articles of Association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial Business Combination if, for example:

•	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding;

•
any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of Our Securities

In the event we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination where otherwise permissible under applicable laws, rules and regulations. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases could be to (i) increase the likelihood of obtaining shareholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public ‘‘float’’ of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the Business Combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Additionally, in the event our Initial Shareholders, directors, officers, advisors or their affiliates were to purchase shares or Warrants from Public Shareholders after the announcement of our initial Business Combination, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•
our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates may purchase Public Shares from Public Shareholders outside the redemption process, along with the purpose of such purchases;

•
if our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

•
our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the Business Combination transaction;

•
our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Current Report on Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:

°	the amount of our securities purchased outside of the redemption offer by our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

°	the purpose of the purchases by our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates;

°
the impact, if any, of the purchases by our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates on the likelihood that the Business Combination transaction will be approved;

°
the identities of our security holders who sold to our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates; and

°	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption Rights for Public Shareholders Upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned thereon (net of Permitted Withdrawals), divided by the number of then issued and outstanding public Class A Ordinary Shares, subject to applicable law and the limitations described herein. The amount in the Trust Account is initially anticipated to be approximately $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. The redemption rights will also include the requirement that a beneficial holder must check a box on the proxy card indicating whether he or she is acting in concert or as a group (as defined in Rule 13d-3 under the Exchange Act) with any other shareholder with respect to any Public Shares. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against, or vote at all in connection with, the proposed transaction. Our Sponsor, officers and directors have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of our Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our Amended and Restated Memorandum and Articles of Association would require shareholder approval. If we structure a Business Combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed Business Combination. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our Amended and Restated Memorandum and Articles of Association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our Amended and Restated Memorandum and Articles of Association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of at least a majority of the votes cast by such shareholders being entitled to do so (in person or by proxy) at a general meeting of the Company. A quorum for such meeting will consist of the holders present in person or by proxy of one-third of the shares of the company entitled to vote at such meeting. Our Initial Shareholders will count toward this quorum and have agreed to vote their Founder Shares and any Public Shares purchased during or after our Initial Public Offering in favor of our initial Business Combination (except with respect to any such Public Shares which may not be voted in favor of approving the Business Combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto). For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, in addition to our Initial Shareholders’ Founder Shares, we would need 12,937,501, or approximately 37.5% (assuming all outstanding shares are voted), of the 34,500,000 Public Shares sold in our Initial Public Offering to be voted in favor of a transaction in order to have our initial Business Combination approved. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our Amended and Restated Memorandum and Articles of Association, vote their shares at a general meeting of the company, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Our Amended and Restated Memorandum and Articles of Association requires that at least five days’ notice will be given of any such shareholder meeting. These quorum and voting thresholds, and the voting agreements of our Initial Shareholders, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a ‘‘group’’ (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the ‘‘Excess Shares.’’ We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

We may require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in ‘‘street name,’’ to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a Public Shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their Public Shares. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their Business Combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial Business Combination, and a holder could simply vote against a proposed Business Combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the Business Combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership.

As a result, the shareholder then had an ‘‘option window’’ after the completion of the Business Combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become ‘‘option’’ rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until 24 months from the closing of our Initial Public Offering, or until such earlier liquidation date as our board of directors may approve.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Sponsor, officers and directors have agreed that we will have only 24 months from the closing of our Initial Public Offering, or until such earlier liquidation date as our board of directors may approve to complete our initial Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned thereon and not previously released to us for Permitted Withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our Business Combination within the 24-month time period.

Our Sponsor, officers and directors have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within 24 months, or by such earlier liquidation date as our board of directors may approve, from the closing of our Initial Public Offering. However, if our Initial Shareholders acquire Public Shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the allotted 24-month time period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association that would affect (i) the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months, or by such earlier liquidation date as our board of directors may approve, from the closing of our Initial Public Offering or (ii) any other provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned thereon and not previously released for Permitted Withdrawals (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest, or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if Management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of Permitted Withdrawals and up to $100,000 of dissolution expenses, if any, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of Permitted Withdrawals and up to $100,000 of dissolution expenses, if any, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per Public Share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest, or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of our sale of Private Placement Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a ‘‘preferential transfer’’ or a ‘‘fraudulent conveyance.’’ As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our Public Shares if we do not complete our Business Combination within 24 months, or by such earlier liquidation date as our board of directors may approve, from the closing of our Initial Public Offering, or if they redeem their respective shares for cash upon the completion of the initial Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Facilities

Our executive offices are located at 1455 Adams Dr #1630, Menlo Park, California 94025 and our telephone number is (415) 538-3600. Our executive offices are provided to us by an affiliate of our Sponsor. We have agreed to pay our Sponsor a total of $30,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have two officers. Members of our Management Team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A Ordinary Shares and Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Form 10-K, contain financial statements audited and reported on by our independent registered public accountants. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 1455 Adams Dr #1630 Menlo Park, CA, 94025 or on our website www.kraq.it/. The information on the website listed above is not and should not be considered part of this Form 10-K.

In connection with the Business Combination, we will provide our shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer materials sent to our shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may acquire in the Business Combination because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete the Business Combination within the completion window. We cannot assure our shareholders that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with U.S. GAAP or IFRS or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. As long as we remain an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any Business Combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register the Public Shares under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of the Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

In addition, prior to the consummation of an initial Business Combination, only holders of our Class B Ordinary Shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our Public Shareholders may not be afforded an opportunity to vote on our proposed Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial Business Combination even if holders of a majority of our Public Shares do not approve of the Business Combination we complete. See the section of this Form 10-K entitled "Business—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial Business Combination, our Initial Shareholders have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote.

Unlike many other blank check companies in which the Initial Shareholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the Public Shareholders in connection with an initial Business Combination, our Initial Shareholders have agreed to vote their Founder Shares and any Public Shares purchased during or after our Initial Public Offering, in favor of our initial Business Combination (except with respect to any such Public Shares which may not be voted in favor of approving the Business Combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto). As a result, in addition to our Initial Shareholders’ Founder Shares, we would need 12,937,501, or approximately 37.5% (assuming all outstanding shares are voted), of the 34,500,000 Public Shares sold in our Initial Public Offering to be voted in favor of a transaction in order to have our initial Business Combination approved. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our Amended and Restated Memorandum and Articles of Association, vote their shares at a general meeting of the company, we will not need any Public Shares in addition to our Founder Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Our Initial Shareholders own shares representing 20.00% of the outstanding ordinary shares immediately following the completion of our Initial Public Offering. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if our Initial Shareholders agreed to vote their Founder Shares in accordance with the majority of the votes cast by our Public Shareholders.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public ‘‘float” of our Class A Ordinary Shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination and where otherwise permissible under applicable laws, rules and regulations. Any such price per share may be different than the amount per share a Public Shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares or Warrants in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. In addition, any such purchases of shares or Warrants would reduce the number of shares and Public Warrants held by non-affiliates and reduce the number of holders eligible to vote such shares or Warrants on any matters submitted to the holders of our securities for approval in connection with our initial Business Combination or may affect our ability to satisfy customary closing conditions in an agreement with a target that requires us to have a certain amount of cash at the closing of our Business Combination. This may result in the completion of our Business Combination that may not otherwise have been possible.

In the event our Initial Shareholders, directors, officers, advisors or their affiliates were to purchase Public Shares or Warrants from Public Shareholders after the announcement of our initial Business Combination, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act. In addition, if such purchases are made, the public ‘‘float’’ of our Class A Ordinary Shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

Your only opportunity to affect the decision regarding a potential Business Combination will be the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. We may choose not to hold a shareholder vote before we complete our initial Business Combination if the Business Combination would not require shareholder approval under applicable law or stock exchange listing requirements. Since our board of directors may complete a Business Combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder vote. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial Business Combination.

The redemption rights of our Public Shareholders may make our financial condition unattractive to potential Business Combination targets and may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination agreement that requires we have a certain amount of cash as a closing condition. If holders of a substantial portion of our Public Shares exercise their redemption rights, we may not be able to meet such closing condition and, as a result, may not be able to proceed with the Business Combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we may not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

We do not have a minimum net tangible asset requirement.

Our Amended and Restated Memorandum and Articles of Association does not contain a minimum net tangible asset requirement. Such a requirement can serve to ensure that our securities are not determined to be ‘‘penny stock’’ under Rule 3a-51 of the Exchange Act. Whether or not our Amended and Restated Memorandum and Articles of Association contains a net tangible assets requirement, if our securities are deemed to be ‘‘penny stock,’’ we will become subject to Rule 419 of the Securities Act. In the event that our securities are delisted from Nasdaq, our securities could be determined to be ‘‘penny stock’’ under Rule 3a-51 of the Exchange Act and we would be required to comply with the requirements of Rule 419 of the Securities Act. Being subject to the requirements of Rule 419 would make us less attractive to potential Business Combination targets and thereby adversely affect our ability to complete an initial Business Combination. See ‘‘—You will not be entitled to protections normally afforded to investors of blank check companies”, ‘‘—Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions”, ‘‘—The redemption rights of our Public Shareholders may make our financial condition unattractive to potential Business Combination targets and may make it difficult for us to enter into a Business Combination with a target”, and ‘‘—The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting commissions may not allow us to complete the most desirable Business Combination or optimize our capital structure and may substantially dilute your investment in us.’”

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting commissions may not allow us to complete the most desirable Business Combination or optimize our capital structure and may substantially dilute your investment in us.

At the time we enter into a Business Combination agreement, we will not know how many shareholders may exercise their redemption rights and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriter will be based on the amount of funds remaining in the Trust Account after redemptions of Public Shares and will be released to the underwriter only upon the completion of an initial Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions. As a result, our obligations to redeem Public Shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable Business Combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B Ordinary Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A Ordinary Shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting commissions payable to the underwriter will be based on the amount of funds remaining in the Trust Account after redemptions of Public Shares and will be released to the underwriter only upon the completion of an initial Business Combination. We may not be able to generate sufficient value from the completion of our initial Business Combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. See ‘‘—Risks Relating to Our Securities—Our Sponsor paid an aggregate of $25,000, or approximately $0.0029 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares.”

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our Amended and Restated Memorandum and Articles of Association does not provide a specified maximum redemption threshold. As a result, we may be able to complete our Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption, plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination, exceeds the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, and we may instead search for an alternate Business Combination.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our Business Combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. For example, we may require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in ‘‘street name,’’ to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Form 10-K entitled “Business— Delivering Share Certificates in Connection with the Exercise of Redemption Rights” for additional information.

The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of our Initial Public Offering, or by such earlier liquidation date as our board of directors may approve. Consequently, such target business may obtain leverage over us in negotiating a Business Combination agreement, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a Business Combination may reduce the amount of time available for us to ultimately complete an initial Business Combination should such diligence or negotiations not lead to a consummated initial Business Combination.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our initial Business Combination within 24 months from the closing of our Initial Public Offering, or by such earlier liquidation date as our board of directors may approve. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and other events and uncertainties, including terrorist attacks, natural disasters, a significant outbreak of infectious diseases and other risks described herein. For example, geopolitical instability arising from the conflicts between Russia and Ukraine, China and Taiwan and in the Middle East could negatively impact businesses we seek to acquire or could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us for Permitted Withdrawals and up to $100,000 of dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Because we may make Permitted Withdrawals, including of up to 5% of the interest earned on the Trust Account to fund our working capital requirements, the potential value of the Trust Account may be negatively impacted. Our Amended and Restated Memorandum and Articles of Association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our Public Shareholders may only receive $10.00 per share, and our Warrants will expire worthless. Additionally, uncertainties surrounding the financial markets and the viability of banks and other financial institutions may result in market volatility, which may impact our financial condition and our ability to complete an initial Business Combination. In certain circumstances, our Public Shareholders may receive less than $10.00 per share on the redemption of their shares. See ‘‘—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

We may decide not to extend the term we have to consummate our initial Business Combination, in which case we would redeem our Public Shares, and the Warrants may be worthless.

We have until the date that is 24 months from the closing of our Initial Public Offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such 24-month period or by such earlier liquidation date as our board of directors may approve, we may seek shareholder approval to amend our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate our initial Business Combination, although we are under no obligation to do so. If we seek shareholder approval for an extension, holders of Class A Ordinary Shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon less amounts released to us for Permitted Withdrawals (and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Class A Ordinary Shares, subject to applicable law. Our Public Shareholders will be permitted to redeem their shares regardless of whether they abstain, vote for, vote against, or vote at all with respect to the proposed amendment. However, if holders of our Class A Ordinary Shares elect to redeem their shares, the public ‘‘float’’ of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If we are unable to consummate our initial Business Combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the Warrants may be worthless.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only approximately $10.00 per share on our redemption of our Public Shares, or less than such amount in certain circumstances, and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses which we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the Class A Ordinary Shares which our Public Shareholders redeem in connection with our initial Business Combination, target companies will be aware that this may reduce the resources available to us for our initial Business Combination. This may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.00 per share upon our liquidation. See ‘‘—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

Attractive targets for special purpose acquisition companies may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested to consummate a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target and to consummate an initial Business Combination.

In addition, because there are numerous special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate, an initial Business Combination, and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We may seek to complete a Business Combination with an operating company in any industry or sector, though we intend to focus primarily on targets in the digital assets ecosystem. However, we will not, under our Amended and Restated Memorandum and Articles of Association, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate.

To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our Management Team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to approximately $18,300 and to imprisonment for five years in the Cayman Islands.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us, including any regulatory actions successfully made against the Trust Account. Although we will seek to have all third parties, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waive any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if Management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of Permitted Withdrawals and up to $100,000 of dissolution expenses, if any. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Holders of our Class A Ordinary Shares will not be entitled to vote on any appointment or removal of directors prior to our initial Business Combination and will also not be able to vote on our continuation in a jurisdiction outside the Cayman Islands prior to our initial Business Combination.

Prior to our initial Business Combination, our Sponsor will have the right to appoint all of our directors, and only holders of our Founder Shares will have the right to vote on the removal of directors or in a vote to transfer the company by way of continuation to a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares will not be entitled to vote on the appointment of directors prior to the consummation of the initial Business Combination or in a vote to transfer the company by way of continuation to a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of us approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). In addition, prior to the completion of an initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. A director may also be removed if all of the other directors (being not less than two in number) determine that such director should be removed. Accordingly, you may not have any say in our management prior to the completion of an initial Business Combination.

The provisions of our Amended and Restated Memorandum and Articles of Association governing the appointment of directors prior to our initial Business Combination, the requirement for unanimous director approval of an initial Business Combination and our continuation in a jurisdiction outside the Cayman Islands prior to our initial Business Combination may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the next 24 months, or until such earlier liquidation date as our board of directors may approve, we may be unable to complete our initial Business Combination, in which case our Public Shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the next 24 months, or until such earlier liquidation date as our board of directors may approve, assuming that our initial Business Combination is not completed during that time. We believe that the funds available to us outside of the Trust Account are sufficient to allow us to operate for at least the next 24 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a ‘‘no-shop’’ provision (a provision in letters of intent designed to keep target businesses from ‘‘shopping’’ around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.00 per share upon our liquidation. See ‘‘—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination and we will depend on loans from our Sponsor or Management Team to fund our search for a Business Combination, to pay our income taxes and to complete our initial Business Combination. If we are unable to obtain these loans, we may be unable to complete our initial Business Combination.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, Management Team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our Management Team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Shareholders may only receive approximately $10.00 per share on our redemption of our Public Shares, and our Warrants will expire worthless. In certain circumstances, our Public Shareholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

Subsequent to the completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time-consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

On January 24, 2024, the SEC issued final rules (the ‘‘2024 SPAC Rules’’), effective as of July 1, 2024, that, among other items, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies and Business Combination transactions involving special purpose acquisition companies and private operating companies; amend the financial statement requirements applicable to Business Combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed Business Combination transactions; increase the potential liability of certain participants in proposed Business Combination transactions; and could impact the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial Business Combination, and results of operations.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our initial Business Combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation: (i) registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy, and disclosure requirements and compliance with other rules and regulations that we are not currently subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that we do not own ‘‘investment securities” having a value exceeding 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may be held in cash, including in demand deposits at a bank, or invested only in United States ‘‘government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Pursuant to the trust agreement, the trustee will not be permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an ‘‘investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering or by such earlier liquidation date as our board of directors may approve; and (iii) absent a Business Combination, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with the additional regulatory burdens discussed above would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not completed our initial Business Combination within 24 months, from the closing of our Initial Public Offering or by such earlier liquidation date as our board of directors may approve, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Warrants will expire worthless. Because we intend to invest only in permitted instruments, we believe we will not be an investment company.

Further, under the subjective test of an ‘‘investment company’’ pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above, such assets, other than cash, are ‘‘securities’’ for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed to be an investment company and subject to the Investment Company Act.

In the adopting release for the 2024 SPAC Rules, the SEC provided guidance that a SPAC’s potential status as an ‘‘investment company’’ depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and ‘‘is a question of facts and circumstances’’ requiring individualized analysis. If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial Business Combination and instead liquidate the Company. As a result, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders and would be unable to realize the potential benefits of an initial Business Combination, including the possible appreciation of the combined company’s securities. In addition, under these circumstances, our Warrants would expire worthless.

If our circumstances change over time, we will update our disclosure to reflect how such changes impact the risk that we may be considered to be an unregistered investment company.

We may not be able to complete an initial Business Combination since such initial Business Combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (‘‘CFIUS’’), or may be ultimately prohibited.

Our initial Business Combination may be subject to regulatory review and approval requirements by governmental entities or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on—among other factors—the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in ‘‘control’’ of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to ‘‘critical technologies,’’ ‘‘critical infrastructure’’ and/or ‘‘sensitive personal data.’’

Our Initial Shareholders, including our Sponsor, own 20.00% of the issued and outstanding ordinary shares following our Initial Public Offering. We do not believe that our Sponsor is a ‘‘foreign person’’ as defined in the CFIUS regulations. We do not believe that we have any substantial ties with a foreign person, and we do not expect that a transaction by us would necessarily require or warrant CFIUS review. However, it is possible that non-U.S. persons could be involved in our initial Business Combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial Business Combination becomes subject to regulatory review, including review by CFIUS. As such, an initial Business Combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial Business Combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial Business Combination, impose conditions with respect to such initial Business Combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial Business Combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial Business Combination within the applicable time period required under our Amended and Restated Memorandum and Articles of Association, including as a result of extended regulatory review of a potential initial Business Combination, we will, as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our Warrants may be worthless.

If we effect our initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future Business Combinations may be effected;

•	exchange listing or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	protection of intellectual property;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption, social unrest, crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

The recent excise tax on stock buybacks could be imposed on redemptions of our shares if we were to become a ‘‘covered corporation” in the future.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the ‘‘IR Act’’), which, among other things, generally imposes a 1% U.S. federal excise tax (the ‘‘Excise Tax’’) on certain repurchases of stock by ‘‘covered corporations’’ (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the ‘‘Treasury’’) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. On April 9, 2024, the Treasury issued proposed Treasury regulations that provide proposed operating rules for the Excise Tax, including rules governing the computation of the Excise Tax, on which taxpayers may rely until the proposed Treasury regulations are finalized, and on June 28, 2024, the Treasury issued final Treasury regulations on the reporting and payment (but not the computation) of the Excise Tax. In the proposed Treasury regulations, the Treasury exempts from the Excise Tax any distributions by a covered corporation in the same year it completely liquidates within the meaning of either Section 331 or Section 332(a) (but not both) of the U.S. Internal Revenue Code of 1986, as amended (the ‘‘Code’’), which includes distributions that occur in connection with redemptions. Under the proposed Treasury regulations, the Excise Tax may be applicable to redemptions by a covered corporation in connection with (i) a liquidation that is not a ‘‘complete liquidation’’ within the meaning of either Section 331 or Section 332(a) of the Code, (ii) an extension, depending on the timing of the extension relative to when the covered corporation consummates an initial Business Combination or liquidates and (iii) an initial Business Combination, depending on the structure of the initial Business Combination. Although the Treasury regulations clarify certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear. In addition, although taxpayers generally may rely on the proposed Treasury regulations until they are finalized, there is no assurance that the proposed Treasury regulations will be finalized in their current form, and therefore, the Excise Tax might apply to a future transaction undertaken by us (including after a Business Combination) in a manner that is different than described in the proposed Treasury regulations.

We are currently not a ‘‘covered corporation’’ for purposes of the Excise Tax. If we were to become a ‘‘covered corporation’’ in the future, whether in connection with the consummation of our initial Business Combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our shares would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of shares for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of shares, (iii) the structure of our initial Business Combination, (iv) the nature and amount of any ‘‘PIPE’’ or other equity issuances (whether in connection with our initial Business Combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of shares and (v) the content of finalized regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. The imposition of the Excise Tax on us as a result of redemptions by us could, however, reduce the cash available to the target business in connection with our initial Business Combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax.

After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and pandemics, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

There are risks related to digital assets to which we may become subject.

Business combinations with businesses operating in the digital asset space entail special considerations and risks. If we are successful in completing a Business Combination with such a target business, we will be subject to, and possibly adversely affected by, the following risks:

•	Digital assets are relatively novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty that could adversely impact their price.

•
Bitcoin and other digital assets are viewed differently by different regulatory and standard-setting organizations, both in the United States and globally. Certain governments have prohibited certain digital asset activities or have severely curtailed the use of digital assets by prohibiting the acceptance of payment in certain digital assets for consumer transactions and barring banking institutions from accepting deposits of digital assets. Other nations, however, allow digital assets to be used and traded without restriction. In some jurisdictions, such as in the United States, digital assets are subject to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.

•
There is a risk that relevant authorities in any jurisdiction may impose more onerous regulation on digital assets, for example banning their use, regulating their operation, or otherwise changing their regulatory treatment. Further, the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that may introduce a cost of compliance. It is also not possible to predict the nature of any new or existing regulatory authorities, how additional legislation, regulation or other form of regulatory or supervisory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally.

•
The growth of the digital assets industry is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of digital assets may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to digital assets, institutional demand for digital assets as an investment asset, and the participation of traditional financial institutions in the digital assets industry. Even if growth in digital asset adoption occurs in the near or medium-term, there is no assurance that digital asset usage will continue to grow over the long-term. In addition, private actors that are wary of digital assets or the regulatory concerns associated with digital assets have in the past taken and may in the future take further actions that may have an adverse effect on a digital asset business.

•	The price of many digital assets has been, and will likely continue to be, highly volatile.

We are not required to obtain an opinion from an independent entity that commonly renders valuation opinions or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Business Combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent entity that commonly renders valuation opinions or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view, however, we may elect to obtain one. If we determine it appropriate to get a fairness opinion or if we are not independently able to determine the fair market value of the target business or businesses, we will obtain such an opinion. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

We may issue additional Class A Ordinary Shares or preferred shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Amended and Restated Memorandum and Articles of Association. Any such issuances would dilute the interest of our Public Shareholders and likely present other risks.

Our Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share, 50,000,000 Class B Ordinary Shares, par value $0.0001 per share, and 5,000,000 preferred shares, par value $0.0001 per share. There are currently 465,500,000 and 41,375,000 authorized but unissued Class A Ordinary Shares and Class B Ordinary Shares, respectively, available for issuance, which amount takes into account the Class A Ordinary Shares reserved for issuance upon exercise of outstanding Warrants but not the Class A Ordinary Shares issuable upon conversion of Class B ordinary shares, which amount is not currently determinable. There are no preferred shares issued and outstanding. Class B ordinary shares are convertible into our Class A Ordinary Shares initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A Ordinary Shares or Equity-Linked Securities related to our initial Business Combination. Class B Ordinary Shares are also convertible at the option of the holder at any time.

We may issue a substantial number of additional ordinary shares or preferred shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our Amended and Restated Memorandum and Articles of Association. However, our Amended and Restated Memorandum and Articles of Association provide, among other things, that prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination. The issuance of additional ordinary shares or preferred shares:

•	may significantly dilute the equity interest of investors in our Initial Public Offering;

•	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

•
could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A Ordinary Shares and/or Warrants.

We may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial Business Combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or a price which approximates the per-share amounts in our Trust Account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-Business Combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial Management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation in the United States and elsewhere may lead to, among other things, (i) increased price volatility for publicly traded securities, including ours, (ii) other national, regional and international economic disruptions, and (iii) uncertainty regarding the valuation of target businesses, any of which could make it more difficult for us to consummate an initial Business Combination.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks and volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential company with which we may consummate a Business Combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest (such as the ongoing military conflicts between Russia and Ukraine and in the Middle East), including war, terrorist activity and acts of civil or international hostility are increasing. Although the length, impact and outcome of these ongoing military conflicts is highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in the commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

The United States, the European Union, the United Kingdom and other countries have and may continue to implement sanctions, export controls or other measures against Russia, Belarus, Iran and other countries, regions, officials, individuals or industries in the respective territories. Such evolving conflicts may expand to other countries and markets.

Further, in recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Most recently, the current U.S. Presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada, Mexico, and the European Union. Some foreign governments, including China, Canada, Mexico, and the European Union, have instituted or announced an intention to impose retaliatory tariffs on certain U.S. goods. Such tariffs, export controls or other governmental actions related to international trade agreements, and policies that materially constrain cross-border flows of investment, goods, or data, may have the potential to increase costs, decrease margins, and reduce the competitiveness of products and services offered by potential target businesses and adversely affect the revenues and profitability of potential target businesses.

Such sanctions, tariffs, export controls and other measures, as well as the potential for expanded military activities, could adversely affect the global economy and financial markets and could adversely affect our ability to search for a Business Combination or finance such Business Combination, and the business, financial condition and results of operations of any target business with which we ultimately consummate a Business Combination may be materially adversely affected.

Similarly other events outside of our control, including natural disasters, climate-related events, pandemics or health crises (such as the COVID-19 pandemic) may arise from time to time, and such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chain), loss of life or property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a Business Combination and could be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing that may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable or at all.

We may only be able to complete one Business Combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business that may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants, $345.0 million is available to complete our Business Combination and pay related fees and expenses (which excludes up to approximately $10,350,000 (assuming no redemptions) for the payment of deferred underwriting commissions, which amounts shall be subject to pro-rata reduction based on the number of Class A Ordinary Shares redeemed by our Public Shareholders).

We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a Business Combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding share capital or capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our Management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

In order to effectuate our initial Business Combination, we may seek to amend our Amended and Restated Memorandum and Articles of Association or governing instruments in a manner that will make it easier for us to complete our initial Business Combination but that our shareholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and changed industry focus. Amending our Amended and Restated Memorandum and Articles of Association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will, in most cases, require a vote or written consent of holders of at least 50% of the then-outstanding Public Warrants, except any amendment to the terms of the Private Placement Warrants or working capital warrants or any provision of the warrant agreement with respect to the Private Placement Warrants or working capital warrants (including, for the avoidance of doubt, the forfeiture or cancellation of any Private Placement Warrants or working capital warrants) shall only require the vote or written consent of holders of 50% of the then-outstanding Private Placement Warrants and working capital warrants. In addition, our Amended and Restated Memorandum and Articles of Association requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not consummate an initial Business Combination within 24 months from the closing of our Initial Public Offering, or by such earlier liquidation date as our board of directors may approve. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities issued in the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our Amended and Restated Memorandum and Articles of Association that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended by way of a special resolution requiring the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Amended and Restated Memorandum and Articles of Association and the trust agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s Public Shareholders. Our Amended and Restated Memorandum and Articles of Association provide that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) but excluding the provisions of the articles relating to the appointment of directors, the requirement for unanimous director approval of an initial Business Combination and continuation of the Company in a jurisdiction outside the Cayman Islands (which require the approval of at least 90% of our ordinary shares voting in a general meeting), may be amended by way of a special resolution requiring the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of two-thirds of our outstanding ordinary shares entitled to vote thereon. Our Initial Shareholders, who collectively beneficially own 20.00% of our ordinary shares (assuming they did not purchase any units in our Initial Public Offering), will participate in any vote to amend our Amended and Restated Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Amended and Restated Memorandum and Articles of Association which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Amended and Restated Memorandum and Articles of Association.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association that would affect (i) the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering, or by such earlier liquidation date as our board of directors may approve or (ii) any other provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares less amounts that have been released to us for Permitted Withdrawals and up to $100,000 of interest to pay dissolution expenses. These agreements are contained in letter agreements that we have entered into with our Sponsor, officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial Business Combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us for dissolution expenses, and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our Warrants will expire worthless.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our Management Team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (‘‘run-off insurance’’). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

We have engaged our underwriter to provide additional services to us after our Initial Public Offering, which include identifying potential targets in connection with an initial Business Combination. Our underwriter is entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We have engaged our underwriter or its respective affiliates to provide additional services to us after our Initial Public Offering, including, for example, identifying potential targets. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriter is entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The underwriter’s or its respective affiliates’ financial interests tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

As compensation for the services provided under an engagement letter, we will pay Santander US Capital Markets LLC a fee equal to 3.00% of the gross proceeds raised in our Initial Public Offering, payable upon closing of our initial Business Combination. We have agreed to indemnify our underwriter and its affiliates in connection with its role in providing the advisory services.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The instructions to Form S-4 and Form F-4 provide that if securities to be registered on that form will be issued in a de-SPAC transaction (as defined in Item 1601(a) of Regulation S-K), by a special purpose acquisition company, the registrants under that form must include the target company. The effect of these rules is that when we submit our initial Business Combination to our shareholders for approval, that will need to be done, not pursuant to the proxy statement rules, but pursuant to a registration statement under which both we and our intended target are registrants. This registration statement must include historical and pro forma financial statement disclosure regarding both us and our target. We will include the same financial statement disclosure in connection with our tender offer documents, if we file a Schedule TO, as is required by Item 1608 of Regulation S-K. These financial statements will be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America or international financial reporting standards as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements will be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with the requirements of Form S-4 or Form F-4 and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and Management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Form 10-K for the year ending December 31, 2026. As long as we remain an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We may not hold an annual general meeting until after the consummation of our initial Business Combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, Public Shareholders may not be afforded the opportunity to discuss company affairs with Management. In addition, as holders of our Class A Ordinary Shares, our Public Shareholders will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination.

Risks Relating to Our Sponsor and Management Team

Past performance by our Co-Founders, including our Management Team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, Natural Capital, Tribe Capital, Kraken and their respective affiliates, is presented for informational purposes only. Past performance by our Co-Founders and by our Management Team is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial Business Combination. You should not rely on the historical record of any of investors in our Sponsor, or our Management Team’s performance as indicative of the future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Furthermore, an investment in us is not an investment in Natural Capital, Tribe Capital or Kraken.

We may seek acquisition opportunities in industries or sectors that may or may not be outside of our Management’s areas of expertise.

We will consider a Business Combination outside of our Management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our Management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the areas of our Management’s expertise, our Management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K or other public filings regarding the areas of our Management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our Management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Since our Sponsor, officers and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On August 5, 2025, our Sponsor paid $25,000 to cover certain of our offering costs in consideration of 7,187,500 Founder Shares. On January 5, 2026, our Sponsor transferred 30,000 Founder Shares to each of our independent directors at their original purchase price. On January 27, 2026, we issued an additional 1,437,500 Founder Shares to our Sponsor in a share capitalization, resulting in our Sponsor holding an aggregate of 8,505,000 Founder Shares. The Founder Shares will be worthless if we do not complete an initial Business Combination. Our Sponsor, NCTK Sponsor LLC (which we refer to as our Sponsor throughout this Form 10-K), has committed to purchase an aggregate of 2,250,000 Private Placement Warrants (including if the underwriter’s over-allotment option is exercised in full), each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per warrant, or $2,250,000 in the aggregate (including if the underwriter’s over-allotment option is exercised in full), in a private placement that will close simultaneously with the closing of our Initial Public Offering. These warrants, which we refer to as the Private Placement Warrants, are identical to the redeemable Public Warrants included in the units sold in our Initial Public Offering, subject to limited exceptions as described in this Form 10-K. Holders of Founder Shares and Private Placement Warrants have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination (except with respect to any such Public Shares which may not be voted in favor of approving the Business Combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto) and (B) not to redeem any Founder Shares in connection with a shareholder vote to approve a proposed initial Business Combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director, and we may pay our Sponsor, officers, directors and any of their respective affiliate’s fees and expenses in connection with identifying, investigating and consummating an initial Business Combination. The Private Placement Warrants will be worthless if we do not complete our initial Business Combination.

The personal and financial interests of our Sponsor, its affiliates or our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 24-month anniversary of our Initial Public Offering, or such earlier liquidation date as our board of directors may approve, nears, which is the deadline for our completion of an initial Business Combination.

Our initial Business Combination will require approval of our Sponsor and all of our directors.

Our Amended and Restated Memorandum and Articles of Association further provide that our initial Business Combination will require the unanimous approval of the board (excluding any director that is determined to have a conflict due to his or her interest in the initial Business Combination, who shall be recused from providing his or her approval of such initial Business Combination), which effectively means each of our directors will have a veto right over our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor. If we are unable to receive the requisite board member approvals or consent of our Sponsor, we will not be able to enter into a definitive agreement relating to our initial Business Combination.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We may approve an amendment or waiver of the letter agreement that would allow our Sponsor to directly, or members of our Sponsor to indirectly, transfer Founder Shares and Private Placement Warrants or membership interests in our Sponsor in a transaction in which the Sponsor removes itself as our Sponsor before identifying a Business Combination, which may deprive us of key personnel.

While there is no current intention to do so, we may approve an amendment or waiver of the letter agreement that would allow the Sponsor to directly, or members of our Sponsor to indirectly, transfer Founder Shares and Private Placement Warrants or membership interests in our Sponsor in a transaction in which the Sponsor removes itself as our Sponsor before identifying a Business Combination. As a result, there is a risk that our Sponsor and our officers and directors may divest their ownership or economic interests in us or in our Sponsor, which would likely result in our loss of certain key personnel. There can be no assurance that any replacement Sponsor or key personnel will successfully identify a Business Combination target for us, or, even if one is so identified, successfully complete such Business Combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may pursue Business Combination opportunities in any sector, except that we will not, under our Amended and Restated Memorandum and Articles of Association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities.

Our officers and directors will allocate their time to other businesses thereby causing potential conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to identify and pursue initial Business Combination opportunities or complete our initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by, or otherwise associated with, affiliates of our Co-Founders, some of which make investments in securities or other interests of or relating to companies in industries we may target for our initial Business Combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. Any such potential conflicts may materially affect our ability to complete our initial Business Combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Form 10-K entitled ‘‘Directors, Executive Officers, and Corporate Governance—Officers and Directors.’’

Members of our Management Team and board of directors have significant experience as founders, board members, advisers, officers or executives of other companies, including other special purpose acquisition companies. Certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. Further, certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings unrelated to the business affairs of the companies with which they were, are, or may in the future be, affiliated. The defense or prosecution of these matters could be time-consuming and could divert our Management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination.

During the course of their careers, members of our Management Team and board of directors have had significant experience as founders, board members, advisers, officers or executives of other companies, including other special purpose acquisition companies. As a result of their involvement and positions in these companies, certain of those persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, claims alleging disclosure deficiencies or breaches of fiduciary duties, transactions entered into by such companies, or otherwise. Individual members of our Management Team and board of directors are or may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our Management Team and board of directors away from identifying and selecting a target business or businesses for our initial Business Combination and may negatively affect our reputation, which may impede our ability to complete an initial Business Combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including another blank check company, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our Initial Public Offering and until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Co-Founders, Sponsor, officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial Business Combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Our Amended and Restated Memorandum and Articles of Association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Accordingly, none of our directors or officers will have obligations to present a Business Combination opportunity to us. However, the personal and financial interests of our directors and officers may influence their motivation in timely identifying and pursuing an initial Business Combination or completing our initial Business Combination. The different timelines of competing Business Combinations could cause our directors and officers to prioritize a different Business Combination over finding a suitable acquisition target for our Business Combination.

Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our shareholders’ best interest, which could negatively impact the timing or a Business Combination.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Form 10-K entitled “Directors, Executive Officers, and Corporate Governance—Officers and Directors” and ‘‘Certain Relationships and Related Transactions, and Director Independence.’’

Our officers, directors, security holders, Sponsor and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor (including Kraken, Tribe Capital, or Natural Capital), our directors or our officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us, including the formation or participation in one or more other blank check companies. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. Any such potential conflicts may materially affect our ability to complete our initial Business Combination.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination as set forth in Business—Evaluation of a Target Business and Structuring of our Initial Business Combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent entity that commonly renders valuation opinions, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Risks Relating to Our Securities

You will not be permitted to exercise your Warrants unless we register and qualify the issuance of the underlying Class A Ordinary Shares and a current prospectus is available, or certain exemptions are available. Such registration or current prospectus, as applicable, may not be in place when you desire to exercise Warrants, thus precluding you from being able to exercise your Warrants except, to the extent expressly permitted by the warrant agreement, on a cashless basis and potentially causing such Warrants to expire worthless.

If the issuance of the Class A Ordinary Shares upon the exercise of the Warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, Warrant holders will not be entitled to exercise their Warrants and such Warrants may have no value and expire worthless.

While we registered the offer of the Class A Ordinary Shares issuable upon exercise of the Public Warrants under the Securities Act as part of the Initial Public Offering registration statement on Form S-1, the Initial Public Offering registration statement cannot be used for the purpose of a future decision to exercise the Warrants, and we do not plan on keeping a prospectus current until after the closing of the initial business combination in accordance with the terms of the warrant agreement. Under the terms of the warrant agreement, we have agreed that as soon as practicable following the closing of the Initial Public Offering, but in no event later than 20 business days thereafter, we will use our commercially reasonable efforts to file a registration statement on Form S-1 or Form F-1, as applicable, under the Securities Act covering the issuance of such shares upon exercise of the Warrants. We will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our Initial Public Offering and thereafter to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or earlier redemption of the Warrants in accordance with the provisions of the warrant agreement. However, we cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in such registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

Notwithstanding the above, if our Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a ‘‘covered security’’ under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Warrants to do so on a ‘‘cashless basis’’ in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or current prospectus, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. To exercise Warrants on a cashless basis, each holder would pay the exercise price by surrendering the Warrants in exchange for a number of Class A Ordinary Shares equal to the quotient obtained by dividing (i) the product of (A) the number of Class A Ordinary Shares underlying the Warrants and (B) the difference between the ‘‘fair market value’’ and the exercise price of the Warrants by (ii) such fair market value. Solely for purposes of the preceding sentence, ‘‘fair market value’’ shall mean the volume weighted average price of our Class A Ordinary Shares during the 10-trading day period ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws, and there is no exemption available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant will not be entitled to exercise such Warrant and such Warrant may have no value and expire without value to the holder. In such event, holders who acquired their Warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A Ordinary Shares included in the units.

The grant of registration rights to our Initial Shareholders and other holders of our Private Placement Warrants may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our Initial Public Offering, our Initial Shareholders and their permitted transferees can demand that we register the Class A Ordinary Shares into which Founder Shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants or holders of securities that may be issued upon conversion of Working Capital Loans and their permitted transferees may demand that we register such Warrants or the Class A Ordinary Shares issuable upon exercise of such Warrants and any other securities of the company acquired by them prior to the consummation of our initial Business Combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the Ordinary Shares owned by our Initial Shareholders, holders of our Private Placement Warrants or holders of our Working Capital Loans, or their respective permitted transferees are registered.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A Ordinary Shares and Warrants are listed on Nasdaq. We met the minimum initial listing standards set forth in the Nasdaq listing standards upon our Initial Public Offering; however, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial Business Combination. In order to continue listing our securities on Nasdaq prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (currently 400 public holders). Additionally, our units will not be traded after completion of our initial Business Combination and, in connection with our initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, and we would be required to have a minimum of 300 round-lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A Ordinary Shares would be considered a ‘‘penny stock’’ which will require brokers trading in our Class A Ordinary Shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as ‘‘covered securities.’’ Because our units, Class A Ordinary Shares and warrants are listed on Nasdaq, our units, Class A Ordinary Shares and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are intended to be used to complete an initial Business Combination with a target business that has not been identified, we may be deemed to be a ‘‘blank check’’ company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable after our Initial Public Offering and we have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if our Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a ‘‘group’’ of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a ‘‘group’’ (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the ‘‘Excess Shares.’’ However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (a) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering, or by such earlier liquidation date as our board of directors may approve or (b) with respect to any other provisions relating to shareholders’ rights or pre-initial Business Combination activity and (iii) the redemption of our Public Shares if we are unable to complete an initial Business Combination within 24 months from the closing of our Initial Public Offering, or by such earlier liquidation date as our board of directors may approve, subject to applicable law and as further described herein. Public Shareholders who redeem their Class A Ordinary Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if we have not consummated an initial Business Combination within 24 months from the closing of our Initial Public Offering, or by such earlier liquidation date as our board of directors may approve, with respect to such Class A Ordinary Shares so redeemed. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Warrants, potentially at a loss.

We may make withdrawals from the interest earned on the Trust Account to pay our Taxes Payable and fund our working capital requirements, which may negatively impact the potential value of the Trust Account as well as the cash remaining for the combined company following the consummation of our initial Business Combination.

Unlike many other special purpose acquisition companies, we are permitted to withdraw the amounts of interest earned on the funds held in the Trust Account to (i) fund our working capital requirements, which amount may be withdrawn quarterly and shall not equal more than 5% of the interest earned on the Trust Account, and/or (ii) pay Taxes Payable.

Because we may make these Permitted Withdrawals, the potential value of the Trust Account as well as the cash remaining for the combined company following the consummation of the Business Combination may be negatively impacted, and shareholders who choose to redeem their shares may receive less in connection with such redemptions than they would receive if we did not make such withdrawals.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Initial Public Offering, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest, or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

Our Initial Shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Upon the closing of our Initial Public Offering, our Initial Shareholders owned shares representing 20.00% of our issued and outstanding ordinary shares (assuming they did not purchase any units in our Initial Public Offering). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Amended and Restated Memorandum and Articles of Association and approval of major corporate transactions. If our Initial Shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, the Founder Shares, all of which are held by our Initial Shareholders, (i) entitle the holders to elect all of our directors prior to our initial Business Combination and (ii) entitle the holders to remove directors or vote to transfer the company by way of continuation to a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares will not be entitled to vote on the appointment of directors prior to the consummation of the initial Business Combination or on the removal of directors. We may not hold an annual general meeting to appoint new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. Accordingly, our Initial Shareholders will continue to exert control at least until the completion of our Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.

Our Sponsor paid an aggregate of $25,000, or approximately $0.0029 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares.

Our Sponsor acquired the Founder Shares at a nominal price, significantly contributing to this dilution.Equity-Linked Securities Generally, the dilution that our Public Shareholders will experience increases the more Public Shares are redeemed. The issuance of additional ordinary or preference shares may also significantly dilute the equity interest of investors, which dilution would even further increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares. In addition, because of the anti-dilution protection in the Founder Shares, any equity or Equity-Linked Securities issued in connection with our initial Business Combination would be disproportionately dilutive to our Class A Ordinary Shares.

Our Public Shareholders will experience dilution even if no Public Shares are redeemed in connection with an initial Business Combination or another redemption event, for instance in connection with the implementation by the directors of, following a shareholder vote, an amendment to our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed or repurchased in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A Ordinary Shares.

However, while our Public Shareholders will experience dilution even if none of our Public Shares are redeemed, the dilution they will experience will decrease the more of our Public Shares remain issued and outstanding following a redemption event. For instance, if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase units, Public Shares, Warrants or Equity-Linked Securities in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. In the event of any such purchases of our shares prior to the completion of our initial Business Combination or if we enter into non-redemption agreements with certain of our shareholders, the number of Class A Ordinary Shares subject to redemption will be reduced by the amount of any such purchases or shares subject to non-redemption agreements, increasing the pro forma net tangible book value per share. See ‘‘Business—Effecting Our Initial Business Combination—Permitted Purchases of our Securities.”

Further, Public Shareholders will experience additional dilution from the issuance of shares of Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants (including any Private Placement Warrants issued upon conversion of Working Capital Loans). The exercise of the Private Placement Warrants would cause the actual dilution to the Public Shareholders to be higher, particularly where a cashless exercise is utilized for the Private Placement Warrants.

The nominal purchase price paid by our Sponsor for the Founder Shares may significantly dilute the implied value of your Public Shares in the event we consummate an initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our ordinary shares to materially decline.

We offered our units at an offering price of $10.00 per unit and the amount in our Trust Account is initially anticipated to be $10.00 per Public Share, implying an initial value of $10.00 per Public Share. Our Sponsor only paid $25,000 to cover certain of our offering costs in consideration of 8,625,000 Founder Shares or approximately $0.0029 per share. As a result, the value of your Public Shares may be significantly diluted in the event we consummate an initial Business Combination. For example, the following table shows the Public Shareholders’ and Sponsor’s investment per share and how that compares to the implied value of one of our shares upon the consummation of our initial Business Combination if at that time we were valued at $345,000,000, which is the amount we would have for our initial Business Combination in the Trust Account, no interest is earned on the funds held in the Trust Account, and no Public Shares are redeemed in connection with our initial Business Combination. At such valuation, after taking into account the sale of the Private Placement Warrants, each of our ordinary shares would have an implied value of $7.54 per share, which is a 20% decrease as compared to the initial implied value per Public Share of $9.40.

Public shares	34,500,000
Founder shares	8,625,000
Total shares	43,125,000
Total funds in trust available for initial business combination	$345,000,000
Public shareholders’ investment per Class A Ordinary Share(2)	$10.00
Sponsor’s investment per Class B Ordinary Share(3)	$0.0029
Initial implied value per Public Share(1)	$9.40

(1)
Does not take into account other potential impacts on our valuation at the time of the Business Combination, such as the value of our Warrants, the trading price of our Public Shares, the Business Combination transaction costs (including payment of $10,350,000 of deferred underwriting commissions), any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects.

(2)	While the Public Shareholders’ investment is in both the Public Shares and the Public Warrants, for purposes of this table the full investment amount is ascribed to the Public Shares only.
(3)	The Sponsor’s total investment in the equity of the company, inclusive of the Founder Shares and the Sponsor’s $2,250,000 investment in the Private Placement Warrants, is $2,275,000.

While the implied value of our Public Shares may be diluted, the implied value of $7.54 per share in the example above would represent a significant implied profit for our Sponsor relative to the initial purchase price of the Founder Shares. Our Sponsor has committed to invest an aggregate of $2,275,000 in us in connection with our Initial Public Offering, composed of the $25,000 purchase price for the Founder Shares and the $2,250,000 purchase price for the Private Placement Warrants. At $7.54 per share, the 8,625,000 Founder Shares would have an aggregate implied value of $65,032,500. As a result, even if the trading price of our Class A Ordinary Shares significantly declines (whether because of a substantial amount of redemptions of our Public Shares or for any other reason), our Sponsor will stand to make significant profit on its investment in us. In addition, our Sponsor could potentially recoup nearly its entire investment in us even if the trading price of our Class A Ordinary Shares were as low as $0.30 per share. As a result, our Sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial Business Combination that causes the trading price of our Class A Ordinary Shares to decline, while our Public Shareholders who purchased their units in our Initial Public Offering could lose significant value in their Public Shares. Our Sponsor may therefore be economically incentivized to consummate an initial Business Combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

We may amend the terms of the Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of our Class A Ordinary Shares purchasable upon exercise of a Warrant could be decreased, all without your approval.

Our Warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Warrants, provided that the approval by the holders of at least 50% of the then-outstanding Public Warrants is required to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash or shares, shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a Warrant. In addition, because we may make Permitted Withdrawals, including of up to 5% of the interest earned on the Trust Account to fund our working capital requirements, the potential value of the Trust Account as well as the cash remaining for the combined company following the consummation of the Business Combination, and therefore the value of the Warrants, may be negatively impacted.

Our warrant agreement will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of Warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a ‘‘foreign action’’) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an ‘‘enforcement action’’), and (y) having service of process made upon such Warrant holder in any such enforcement action by service upon such Warrant holder’s counsel in the foreign action as agent for such Warrant holder.

This choice-of-forum provision may limit a Warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our Management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

If (i) we issue additional ordinary shares or Equity-Linked Securities for capital raising purposes in connection with the closing of our initial Business Combination at a Newly Issued Price of less than $9.20 per Class A Ordinary Share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination, and (iii) the Market Value of our Class A Ordinary Shares is below $9.20 per share, then the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. The lower exercise price for the Warrants may increase the likelihood that Warrant holders will exercise their Warrants. Any such exercises at the reduced exercise price would result in the issuance of additional shares of our common stock, leading to increased dilution to our existing stockholders. This additional dilution may make it more difficult for us to consummate an initial Business Combination with a target business, as it could adversely affect our attractiveness to potential targets and the value of our shares.

Our Warrants are expected to be accounted for as a warrant liability and will be recorded at fair value upon issuance with any changes in fair value each period reported in our statement of operations, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial Business Combination.

We issued Public Warrants to purchase 8,625,000 of our Class A Ordinary Shares as part of the units offered in our Initial Public Offering and, simultaneously with the closing of our Initial Public Offering, we issued in a private placement an aggregate of 2,250,000 Private Placement Warrants, at $1.00 per warrant. In addition, if the Sponsor makes any Working Capital Loans, it may convert those loans into up to an additional 2,000,000 Private Placement Warrants, at the price of $1.00 per warrant. We have accounted for these Warrants as a warrant liability, which means that we recorded them at fair value upon issuance, and the warrant liability will be adjusted to fair value, as determined by us based upon a valuation report obtained from our independent third-party valuation firm, with the change in fair value each period recognized in our statement of operations. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our ordinary shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in turn result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our Warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a Business Combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send notice of such redemption to the Public Warrant holders and provided certain other conditions are met. We will not redeem the Public Warrants unless an effective registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating thereto is available throughout the measurement period and the 30-day redemption period, except if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. Redemption of the outstanding Public Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants.

Our Management’s ability to require holders of our Public Warrants to exercise such Public Warrants on a cashless basis will cause holders to receive fewer Class A Ordinary Shares upon their exercise of the Public Warrants than they would have received had they been able to exercise their Public Warrants for cash.

If we call our Public Warrants for redemption after the redemption criteria described elsewhere in this Form 10-K have been satisfied, our Management will have the option to require any holder that wishes to exercise its Public Warrants to do so on a cashless basis. If our Management chooses to require holders to exercise their Public Warrants on a cashless basis, the number of Class A Ordinary Shares received by a holder upon exercise will be fewer than it would have been had such holder exercised their Public Warrants for cash. This will have the effect of reducing the potential ‘‘upside’’ of the holder’s investment in us.

Our Public Warrants, Private Placement Warrants and Founder Shares may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate our Business Combination.

We have issued Public Warrants to purchase 8,625,000 Class A Ordinary Shares as part of the units offered by our Initial Public Offering. We have also issued in a private placement an aggregate of 2,250,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per warrant, or $2,250,000 in the aggregate (including if the underwriter’s over-allotment option is exercised in full). In addition, if the Sponsor makes any Working Capital Loans, it may convert those loans into up to an additional 2,000,000 Private Placement Warrants, at the price of $1.00 per warrant. Our Initial Shareholders, which include our Sponsor, currently own an aggregate of 8,625,000 Founder Shares. Our Sponsor owns an aggregate of 19.7% of our issued and outstanding ordinary shares. In addition, if our Sponsor makes any Working Capital Loans, it may convert up to $2,000,000 of such loans into up to an additional 2,000,000 Private Placement Warrants, at the price of $1.00 per warrant.

To the extent we issue Class A Ordinary Shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon exercise of these Warrants and conversion rights could make us a less attractive acquisition vehicle to a target business and reduce the value of the Class A Ordinary Shares issued to complete the Business Combination. Therefore, our Warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

Because each unit contains one-fourth of one Public Warrant and only a whole warrant may be exercised, the units issued in the Initial Public Offering may be worth less than units of other blank check companies.

Each unit contains one-fourth of one Public Warrant. Because, pursuant to the warrant agreement, the Warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the Warrants upon completion of a Business Combination since the Warrants will be exercisable in the aggregate for one-fourth of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

If we take advantage of Nasdaq’s controlled company standards, we would be exempt from various corporate governance requirements.

Nasdaq listing rules generally define a ‘‘Controlled Company’’ as any company of which more than 50% of the voting power for the appointment of directors is held by an individual, a group or another company. Prior to the vote on our initial Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Class A Ordinary Shares will not be entitled to vote on the appointment of directors prior to the consummation of the initial Business Combination. More than 50% of the Founder Shares will be held by our Sponsor. Accordingly, prior to the vote on our initial Business Combination, we would likely satisfy the definition of being a controlled company. As indicated herein, we will not use the related exemptions to Nasdaq’s governance rules under the controlled company standards. However, if we were to change our intentions and take advantage of the controlled company standards, we would be exempt from various corporate governance requirements such as the requirement to have a majority of independent directors and to have nominating/corporate governance and compensation committees comprised entirely of independent directors.

General Risk Factors

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an ‘‘emerging growth company’’ within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a ‘‘smaller reporting company’’ as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled to or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our Amended and Restated Memorandum and Articles of Association, the Companies Act and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by Management, members of the board of directors or controlling shareholders than they would as Public Shareholders of a United States company.

Provisions in our Amended and Restated Memorandum and Articles of Association and Cayman Islands law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management.

Our Amended and Restated Memorandum and Articles of Association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of Management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our Amended and Restated Memorandum and Articles of Association and Cayman Islands law provide that none of our officers and directors shall have a duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and that we renounce any interest or expectancy in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for our officers and directors, on the one hand, and the Company, on the other.

Our Amended and Restated Memorandum and Articles of Association provide that to the fullest extent permitted by applicable law, no individual serving as a director or an officer of the Company shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as the Company. To the fullest extent permitted by applicable law, the Company renounces any interest or expectancy of the Company in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for a director or an officer of the Company, on the one hand, and the Company, on the other. Except to the extent expressly assumed by contract, to the fullest extent permitted by applicable law, a director or an officer of the Company shall have no duty to communicate or offer any such corporate opportunity to the Company and shall not be liable to the Company or its members for breach of any fiduciary duty as a member, director and/or officer solely by reason of the fact that such party pursues or acquires such corporate opportunity for itself, directs such corporate opportunity to another person, or does not communicate information regarding such corporate opportunity to the Company.

Our Amended and Restated Memorandum and Articles of Association requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees, or shareholders for breach of fiduciary duty and certain other actions may be brought only in the courts of the Cayman Islands and, if brought outside of the Cayman Islands, the shareholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such shareholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees, or shareholders.

Our Amended and Restated Memorandum and Articles of Association provide that unless the Company consents in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Amended and Restated Memorandum and Articles of Association or otherwise related in any way to each shareholder’s shareholding in the Company, including but not limited to (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any current or former director, officer, shareholder or other employee of the Company to the Company or the shareholders of the Company, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Amended and Restated Memorandum and Articles of Association, or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Amended and Restated Memorandum and Articles of Association does not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States, the sole and exclusive forum for determination of such a claim.

Our Amended and Restated Memorandum and Articles of Association also provide that, without prejudice to any other rights or remedies that the Company may have, each shareholder of the Company acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly the Company shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Amended and Restated Memorandum and Articles of Association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have an adverse effect on our business and financial performance.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder (of our Class A Ordinary Shares or Warrants, the U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Additionally, even if we qualify for the start-up exception with respect to a given taxable year, there cannot be any assurance that we would not be a PFIC in other taxable years. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election with respect to their ordinary shares, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our Warrants in all cases. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our Ordinary Shares and Warrants.

We may reincorporate in another jurisdiction in connection with our initial Business Combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial Business Combination and subject to requisite shareholder approval under the Companies Act, reincorporate in or transfer by way of continuation to the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or Warrant holder to recognize taxable income in the jurisdiction in which the shareholder or Warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or Warrant holders to pay such taxes. Shareholders or Warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of Permitted Withdrawals and up to $100,000 of dissolution expenses, if any, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. However, our officers and directors have agreed to waive any right, title, interest, or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/ creditor and/or bankruptcy or insolvency laws as either a ‘‘preferential transfer’’ or a ‘‘fraudulent conveyance.’’ As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders.

In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our letter agreement with our Sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our Sponsor, officers and directors contains provisions relating to transfer restrictions of our Founder Shares and Private Placement Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval with our written consent as well as the written consent of the Sponsor and our directors and officers to the extent they are the subject of any change, amendment, modification or waiver to the letter agreement. The written consent of Santander US Capital Markets LLC, as the underwriter, will also be required for an amendment of a provision of the letter agreement that subjects the Sponsor and our directors and officers to certain of the restrictions included in the underwriting agreement and pursuant to which the Sponsor and our officers and directors agree that, subject to certain limited exceptions described in the letter agreement and certain other exceptions described in the underwriting agreement, for a period ending 180 days from the date of the underwriting agreement, our Sponsor and our directors and officers will not, without the prior written consent of Santander US Capital Markets LLC, as the underwriter, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, units, Warrants, Class A Ordinary Shares or any other securities convertible into, or exercisable, or exchangeable for, Class A Ordinary Shares. While we do not expect our board to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate an initial Business Combination. However, because we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

The board of directors and the audit committee oversee risk for us and are generally responsible for the oversight of risks from cybersecurity threats. Our Management will promptly report to the board of directors and the audit committee any cybersecurity incidents impacting us and the measures that may be taken to mitigate such incidents. It is possible that the occurrence of any cybersecurity incidents, or a combination of them, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. We have not encountered any cybersecurity incidents since the Initial Public Offering.

Item 2.	Properties

Our executive offices are located at 1455 Adams Dr #1630, Menlo Park, California 94025. Our executive offices are provided to us by an affiliate of our Sponsor. We have agreed to pay our Sponsor a total of $30,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our Management Team in their capacity as such.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuers Purchases of Equity Securities

Market Information

Our units, Class A Ordinary Shares and Warrants are traded on Nasdaq under the symbols “KRAQU,” “KRAQ,” and “KRAQW,” respectively. Our units commenced public trading on January 28, 2026, and our Public Shares and Public Warrants commenced separate public trading on March 20, 2026.

Holders

As of March 30, 2026, there was one holder of record of our units, one holder of record of our separately traded Class A Ordinary Shares, one holder of record of our separately traded Public Warrants, five holders of record of our Class B Ordinary Shares and one holder of record of our Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A ordinary shares and Warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with a Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Offerings

On August 5, 2025, our Sponsor paid $25,000, or approximately $0.0035 per share, to cover certain of our offering and formation costs in consideration of 7,187,500 Class B Ordinary Shares, par value $0.0001. The Class B Ordinary Shares, which shares are convertible into our Class A Ordinary Shares on a one-for-one basis, subject to adjustment. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On January 29, 2026, we consummated our Initial Public Offering of 34,500,000 units, inclusive of 4,500,000 units sold to the underwriters exercising their over-allotment option in full. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $345,000,000. Each unit consisted of one Class A Ordinary Share of the company, par value $0.0001 per share, and one-fourth of one redeemable warrant of the company. Santander US Capital Markets LLC acted as the book-running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-292681). The SEC declared the registration statement effective on January 27, 2026.

Simultaneously with the consummation of the Initial Public Offering we consummated a private placement of 2,250,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, generating total proceeds of $2,250,000. No underwriting discounts or commissions were paid with respect to such sale. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the units sold in the Initial Public Offering, except that (a) the redemption rights shall not apply to the Private Placement Warrants, (b) the Private Placement Warrants may not (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, (c) the Company may not force a cashless conversion of the Private Placement Warrants, and (d) the holders of Private Placement Warrants are entitled to certain additional registration rights.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, $345,000,000 was placed in the Trust Account.

We paid a total of $250,000 in upfront underwriting discounts and commissions and $526,387 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $10,350,000 in underwriting discounts and commissions.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-292681), dated January 27, 2026.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Risk Factors” and elsewhere in this Form 10-K.

Overview

We are a blank check company or special purpose acquisition company incorporated under the laws of the Cayman Islands on July 28, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from July 28, 2025 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from July 28, 2025 (inception) through December 31, 2025, we had a net loss of $102,375, which consisted primarily of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B Ordinary Shares, par value $0.0001 per share, by the Sponsor and payments made on our behalf by our Sponsor.

Subsequent to the period covered by this Form 10-K, on January 29, 2026, we consummated the Initial Public Offering of 34,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 2,250,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrants, in a private placement to our Sponsor, generating gross proceeds of $2,250,000.

Following the Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the sale of the Private Placement Warrants, a total of $345,000,000 was placed in the Trust Account.

The underwriters were entitled to an underwriting discount of $250,000 in the aggregate. Additionally, the underwriter was entitled to a deferred underwriting discount of $0.30 per Unit, or $10,350,000 in the aggregate in connection with the underwriter’s full exercise of the over-allotment. Such deferred underwriting commissions will not be payable with respect to any shares redeemed in connection with an initial Business Combination and may be paid at the sole and absolute discretion of the Company’s Management Team to any one or more Financial Industry Regulation Authority (“FINRA”) members, which may or may not include the underwriter in the Initial Public Offering. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

In addition to the underwriting discounts and commissions, the Company engaged Santander to provide advisory services to the Company from time to time. As compensation for the services provided under an engagement letter, the Company will pay Santander a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, or an aggregate of $10,350,000, payable upon closing of the initial Business Combination. The Company has agreed to indemnify Santander and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of January 29, 2026.

For the period from July 28, 2025 (inception) through December 31, 2025, net cash used in operating activities was $74,971. Net loss of $102,375 with changes in accounts payable of $11,366 and accrued expenses of $16,038.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less Taxes Payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the Sponsor, commencing on January 27, 2026, the effective date of the registration statement for the Company’s Initial Public Offering, through the earlier of the Company’s consummation of a Business Combination or its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company agreed to pay the Sponsor up to $30,000 per month for these services during the 24-month period to complete a Business Combination.

Critical Accounting Estimates

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the audited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Implications of being an Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30th, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30th.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, because we are considered to be a “smaller reporting company,” we are not required to provide the information required by this item in this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm (e.g., Report of Independent Registered Public Accounting Firm (PCAOB ID: 100)), appear on pages F‑1 through F‑20 of this Form 10‑K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

This Form 10-K does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Trading Plans of Our Directors and Officers

During our fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Ravikant Tanuku	49	Chief Executive Officer and Director
Sahil Gupta	41	Chief Financial Officer
Robert Moore	42	Director
Boris Revsin	39	Director
Andrew Artz	40	Director
Benjamin Davenport	50	Director
Joshua Rosenthal	32	Director
Nikita Sachdev	34	Director

Ravikant Tanuku, our Chief Executive Officer since August 2025 and a member of our board of directors since inception, has served as a General Partner and co-founder of Natural Capital, a venture capital firm since August 2025. Prior to Natural Capital, from April 2020 to March 2024, Mr. Tanuku was a Partner at Social Capital, where he focused on later-stage and public investments. Mr. Tanuku brings over 20 years of investing experience across sectors including industrials, consumer, fintech, and the Internet. He previously served as a Portfolio Manager at Point72 and at AllianceBernstein’s Arya Partners, and as a Senior Analyst at Citadel’s Surveyor Capital division. Earlier in his career, he was an analyst at Alger and began his career at Goldman Sachs in the Equities Division. He currently serves on the board of Varda Space Industries and as an advisor to the Co-CEOs and CFO of Kraken. Mr. Tanuku holds a B.S. in Engineering from Columbia University’s Fu Foundation School of Engineering and Applied Science and an M.B.A. from the University of Chicago Booth School of Business. We believe Mr. Tanuku’s management and investment experiences makes him well qualified to serve as our Chief Executive Officer and as a member of our board of directors.

Sahil Gupta has served as our Chief Financial Officer since August 2025. He has over 18 years of experience in the financial technology, digital assets and real estate technology sectors. He founded Noah in 2016, a home equity investment platform, and served as its Chief Executive Officer from 2016 until May 2023. Following his time at Noah, Mr. Gupta served as Capital Markets Lead at Point Digital Finance, a Series C financial technology company. Since November 2024, Mr. Gupta has led Strategic Initiatives at Kraken, a global cryptocurrency exchange, where he is focused on capital markets and strategic finance efforts. Earlier in his career, he held investment management and product related roles at Mellon Capital, a $400 billion asset manager, and Motif Investing, a financial technology company acquired by Charles Schwab. Mr. Gupta holds a Master of Science in Computational Finance from Carnegie Mellon University’s Tepper School of Business and a Bachelor of Science in Electronics Engineering from University of Mumbai, India. We believe Mr. Gupta’s financial, strategic and management experience makes him well qualified to serve as our Chief Financial Officer.

Robert Moore has served as a member of our board of directors since January 2025. Since August 2021, Mr. Moore has served as Vice President of Strategy and Corporate Development at Payward, Inc. (d/b/a Kraken), where he leads global M&A, venture investment, and corporate development initiatives. He has over 15 years of experience in M&A and strategy across the digital asset, fintech, and financial services sectors. Prior to joining Kraken in August 2021, Mr. Moore served as Head of Corporate Development at Betterment Holdings Inc. from October 2020 until August 2021. Mr. Moore began his career in investment banking at Credit Suisse. He holds an M.B.A. from the Yale School of Management, an M.Phil. from the University of Oxford, and a B.A. from Rice University. We believe Mr. Moore’s strategic planning, digital asset and M&A experience makes him well qualified to serve as a member of our board of directors.

Boris Revsin has served as a member of our board of directors since January 2025. Since July 2022, Mr. Revsin has served as the Managing Member and Chief Executive Officer of Tribe Capital. Tribe Capital manages approximately $2 billion in assets, focused on using product and data science to engineer N-of-1 companies and investments. Prior to this, Boris served as the Managing Director and Head of Private Capital at OpenDeal Inc. (d/b/a Republic), from December 2018 until June 2022. The Private Capital team at Republic is focused on frontier and financial technology. At Republic, Mr. Revsin was responsible for sourcing, managing the analyst team that underwrites investments, and serving as an advisor or board member to portfolio companies. In the past, Mr. Revsin was the co-founder of VentureApp, now known as HqO, a property technology company. Prior to VentureApp, Mr. Revsin served as the co-founder of Breaktime Media, an advertising technology company. Prior to Breaktime Media, Mr. Revsin worked as the lead engineer and project manager for eNilsson. Mr. Revsin previously served on the board of directors of the special purpose acquisition companies Tailwind Acquisition Corp. (from September 2021 until March 2022) and Tailwind Two Acquisition Corp. (from September 2021 until February 2023). Mr. Revsin also served on the board of directors of NUBURU Inc. (NYSE: BURU) following its Business Combination with Tailwind Acquisition Corp. in December 2022. We believe Mr. Revsin’s investment and executive experience makes him well qualified to serve as a member of our board of directors.

Andrew Artz has served as a member of our board of directors since January 2025. Since August 2024, Mr. Artz has served as Founder and Managing Partner of Dark Arts VC, an early-stage investment firm that collaborates with universities, national labs, and research institutions to commercialize scientific research for public benefit, which was founded by Mr. Artz in August 2024. Since January 2023, Mr. Artz has served as a board partner at Social Capital, a venture capital firm specializing in technology startups, providing seed funding, venture capital, and private equity. From April 2017 to December 2022, Mr. Artz served as a partner at Social Capital, prior to which he served variously as a Principal and Associate since July 2013. Mr. Artz has also served as a director for private companies, including as an audit committee member. Earlier in his career, Mr. Artz served as a senior manager of business operations at Zynga Inc., a social gaming company, as vice president of analytics and finance at OMGPOP, a social gaming company, and as mergers and acquisitions analyst for IBM. At OMGPOP, Mr. Artz established a company-wide reporting, metrics and analytics process and led the M&A process whereby OMGPOP was sold to Zynga Inc. Mr. Artz holds a B.A. in physics from Harvard University. We believe Mr. Artz’s experience in M&A, as an investor in technology companies and in managing company-wide financial and analytics processes make him well qualified to serve as a member of our board of directors.

Benjamin Davenport has served as a member of our board of directors since January 2025. Since April 2018, Mr. Davenport has served as an advisor of BitGo, Inc., a digital asset infrastructure company he co-founded in June 2014, prior to which he served as Co-Founder and Chief Technology Officer from June 2014 to April 2018. He has also served as an advisor to Unchained Capital, Inc., a bitcoin financial services company, since June 2021 and to SignalFire, a venture capital firm, since 2012. Mr. Davenport served as a venture partner at Blockchain Capital LLC, a venture capital firm between March 2019 and March 2022. In July 2010, Mr. Davenport co-founded Beluga Inc., a mobile group messaging company. Earlier in his career, Mr. Davenport worked as a software engineer for Meta Platforms, Inc., Google Inc. and Microsoft Corporation. Mr. Davenport holds a B.S.E. in computer science from Princeton University and an M.S. in computer science from the University of Washington. We believe Mr. Davenport’s experience as a founder, as an executive, as an advisor to technology companies and as a software engineer make him well qualified to serve as a member of our board of directors.

Joshua Rosenthal has served as a member of our board of directors since January 2025. Since June 2022, Mr. Rosenthal has served as general partner and portfolio manager for Polychain Capital, a blockchain and cryptocurrency focused investment firm. Mr. Rosenthal also served as a research strategist at Polychain Capital from December 2021 to June 2022. From May 2021 to December 2021, Mr. Rosenthal served on the institutional coverage team at FalconX, a digital asset prime broker. Prior to FalconX, Mr. Rosenthal was an associate at JPMorgan Chase & Co. from May 2019 to May 2021, and an analyst for Goldman Sachs from June 2016 to March 2019. Mr. Rosenthal holds a B.S. in finance from the University of Minnesota and an M.B.A. from Northwestern University’s Kellogg School of Management. We believe Mr. Rosenthal’s experience in digital assets and financial knowledge make him well qualified to serve as a member of our board of directors.

Nikita Sachdev has served as a member of our board of directors since the commencement of trading of our securities on Nasdaq. In 2017, Ms. Sachdev founded Luna PR, a global communications and marketing firm which serves hundreds of technology-driven clients across multiple jurisdictions, advising high-growth private companies, institutional market participants, and public-facing organizations on strategic communications, market positioning, and regulatory-sensitive narratives within complex and rapidly evolving sectors, including blockchain, artificial intelligence and fintech. Ms. Sachdev has served as chief executive officer of Luna PR since February 2021. She also brings media and ecosystem-building experience through her involvement in industry publications, broadcast initiatives, and global forums at the intersection of technology, finance, and policy. Ms. Sachdev holds a degree in business and environmental science from James Cook University and a degree in chemistry from the University of Texas at Austin. We believe Ms. Sachdev’s combination of founder-level operating experience, global market insight and familiarity with technology-driven businesses and capital markets make her well qualified to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

We have seven directors. Immediately after our Initial Public Offering, our Sponsor beneficially owned 19.7% of the then issued and outstanding ordinary shares and has the right to appoint all of our directors before our initial Business Combination. Holders of our Public Shares do not have the right to appoint any directors to our board of directors before our initial Business Combination. Prior to the closing of our initial Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Founder Shares and only holders of our Founder Shares will have the right to vote in a vote to transfer the company by way of continuation to a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not entitled to vote on the appointment of directors prior to the consummation of the initial Business Combination or in a vote to transfer the company by way of continuation to a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). In addition, prior to the completion of an initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. These provisions of our Amended and Restated Memorandum and Articles of Association may only be amended by approval of a majority of our Class B Ordinary Shares then outstanding. A director may also be removed if all of the other directors (being not less than two in number) determine that such director should be removed. We may not hold an annual general meeting until after we consummate our initial Business Combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Amended and Restated Memorandum and Articles of Association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An ‘‘independent director’’ is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Andrew Artz, Benjamin Davenport, Joshua Rosenthal and Nikita Sachdev are ‘‘independent directors’’ as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on the date of this Form 10-K, we have agreed to pay our Sponsor a total of $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. In addition to the extent permitted by law, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial Business Combination. These individuals will also be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. In addition, on January 5, 2026, our Sponsor transferred 30,000 Founder Shares to each of our independent directors at their original purchase price. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any Business Combination target. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Andrew Artz, Benjamin Davenport and Joshua Rosenthal serve as members of our audit committee. Andrew Artz serves as the chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Andrew Artz, Benjamin Davenport and Joshua Rosenthal are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Andrew Artz qualifies as an ‘‘audit committee financial expert’’ as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•
reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures on a regular basis, including the responsibilities, budget, compensation and staffing of our internal audit function, through inquiry and discussions with the independent auditors and Management;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors; monitoring for audit partner rotation in compliance with applicable laws and regulations;

•	reviewing with the independent auditor any audit problems or difficulties encountered during the course of the audit work and Management’s response;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with Management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Nikita Sachdev and Andrew Artz serve as members of our compensation committee. Nikita Sachdev serves as the chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Nikita Sachdev and Andrew Artz are independent.

We have a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration and employee benefit plans;

•	assisting Management in complying with our proxy statement and annual report disclosure requirements;

•	reviewing all perquisites or other personal benefits for our officers and directors, if any;

•	reviewing and making recommendations to the board of directors with respect to executive officer and director indemnification and insurance matters;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

It is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to the Board post Business Combination should follow the procedures set forth in our Amended and Restated Memorandum and Articles of Associations.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of our Code of Ethics is filed as an exhibit to this Form 10-K. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics on our website or in a Current Report on Form 8-K.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s Amended and Restated Memorandum and Articles of Association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our Amended and Restated Memorandum and Articles of Association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Amended and Restated Memorandum and Articles of Association. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgement in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest, or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest, or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial Business Combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

We have adopted a Code of Business Conduct and Ethics for all of our directors, officers, and employees as required by Nasdaq governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Conduct and Ethics on our website at https://www.kraq.it/ or request a copy without charge from us in writing at 1455 Adams Dr #1630 Menlo Park, CA, 94025.

We will post to our website any amendments to the Code of Business Conduct and Ethics and any waivers that are required to be disclosed by the rules of either the SEC or Nasdaq.

Familial Relationships

There are no familial relationships among any of our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely upon a review of Forms 3 furnished to the Company during the most recent fiscal year, we believe that all such forms required to be filed pursuant to Section 16(a) of the Exchange Act were timely filed by the officers and directors during the fiscal year ended December 31, 2025, other than a Form 3 for Ms. Sachdev.

Insider Trading Policies and Procedures

We have adopted an insider trading policy that governs the purchase, sale, and other dispositions of our securities by our directors, officers and employees, and other covered persons. The insider trading policy also applies to transactions by the Company in its securities. We believe that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of Nasdaq.  A copy of our Insider Trading Policy is filed with this Form 10-K as Exhibit 19.1.

ITEM 11.	Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Our Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial Business Combination.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant stock options, stock appreciation rights, or similar instruments with option-like features and have no policies or practices to disclose pursuant to Item 402(x) of Regulation S-K.

Clawback Policy

We have adopted a Policy Relating to the Recovery of Erroneously Awarded Compensation (the “Clawback Policy”) that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act. At no time during the fiscal year covered by this Form 10-K were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.1.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2026, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

In the table below, percentage ownership is based on 43,125,000 ordinary shares, consisting of (i) 34,500,000 Class A Ordinary Shares and (ii) 8,625,000 Class B Ordinary Shares, in each case, issued and outstanding as of March 30, 2026.

The following table does not reflect beneficial ownership of the Public Warrants or Private Placement Warrants as these Warrants are not exercisable within 60 days of the date of March 30, 2026.

Name and Address of Beneficial Owner (1)	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage of Total Outstanding Ordinary Shares
	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class
Ravikant Tanuku	-	-	-	-	-
Sahil Gupta	-	-	-	-	-
Robert Moore	-	-	-	-	-
Boris Revsin	-	-	-	-	-
Andrew Artz	-	-	30,000	-	*
Benjamin Davenport	-	-	30,000	-	*
Joshua Rosenthal	-	-	30,000	-	*
Nikita Sachdev	-	-	30,000	-	*
All executive officers and directors as a group (eight individuals)			120,000	1.39%	* %
Other 5% Shareholders
NCTK Sponsor LLC(3)	-	-	8,505,000	98.61%	19.72%
Meteora Capital, LLC(4)	2,527,282	8.70%	-	-	5.86%
* Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o KRAKacquisition Corp, 1455 Adams Dr #1630, Menlo Park, CA 94025.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares are convertible into Class A Ordinary Shares on a one-for-one basis, subject to adjustment.
(3)
NCTK Sponsor LLC is the record holder of such shares. The Sponsor’s board of managers controls our Sponsor. The Sponsor’s board of managers consists of one member appointed by each of Kraken, Tribe Capital and Natural Capital. As a result, each of Kraken, Tribe Capital and Natural Capital may be deemed to share voting and dispositive power with respect to the securities held by our Sponsor. The members of the Sponsor Board of Managers disclaim any beneficial ownership of the securities held by our Sponsor, other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)
According to a Schedule 13G/A filed with the SEC on February 2, 2026 by (i) Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”) and (ii) Vik Mittal, a citizen of the United States (“Mr. Mittal”, together with Meteora Capital, the “Meteora Capital Parties”), in connection with Public Shares held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”). Mr. Mittal serves as the Managing Member of Meteora Capital, with respect to the Public Shares held by the Meteora Funds. The principal business address of each of the Meteora Capital Parties is 1200 N Federal Hwy, #200, Boca Raton, FL 33432.

Securities Authorized for Issuance under Equity Compensation Plans

          None.

Changes in Control

          None. For more information on the Business Combination, please see Item 1. “Business”.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

On August 5, 2025, our Sponsor paid $25,000 to cover certain of our offering costs in consideration of 7,187,500 Founder Shares. On January 5, 2026, our Sponsor transferred 30,000 Founder Shares to each of our independent directors. On January 27, 2026, we issued an additional 1,437,500 Founder Shares to our Sponsor in a share capitalization, resulting in our Sponsor holding an aggregate of 8,505,000 Founder Shares. As the underwriter’s over-allotment option was exercised in full, no Founder Shares remain subject to forfeiture by our Sponsor. The number of Founder Shares outstanding was determined based on the expectation that the total size of our Initial Public Offering would be a maximum of 34,500,000 shares if the underwriter’s over-allotment option is exercised in full, and therefore that such Founder Shares would represent 20.00% of the outstanding shares after our Initial Public Offering. No Founder Shares will be surrendered for no consideration as a result of the full exercise of the underwriter’s over-allotment option. The Founder Shares (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder during the lock-up period.

Our Sponsor has purchased an aggregate of 2,250,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per warrant, or $2,250,000 in the aggregate, in a private placement that will close simultaneously with the closing of our Initial Public Offering. The Private Placement Warrants are identical to the Public Warrants sold in our Initial Public Offering except that (a) the redemption rights shall not apply to the Private Placement Warrants, (b) the Private Placement Warrants may not (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination, (c) the Company may not force a cashless conversion of the Private Placement Warrants, and (d) the holders of Private Placement Warrants will be entitled to certain additional registration rights described in this Form 10-K.

If any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have agreed to pay our Sponsor a total of $30,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. In addition, to the extent permitted by law, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial Business Combination. These individuals are also reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and determines which fees and expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on payments that may be made to our Sponsor, officers, directors or any of their respective affiliates.

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our Initial Public Offering. This loan was non-interest bearing, unsecured and was repaid upon the closing of our Initial Public Offering out of the estimated $1,000,000 of offering proceeds not held in the Trust Account.

In addition, in order to finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial Business Combination, we would repay such loaned amounts. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into Private Placement Warrants, at a price of $1.00 per warrant at the option of the lender. The Private Placement Warrants issued upon conversion of any such loans would be identical to the Private Placement Warrants sold in a private placement concurrently with our Initial Public Offering. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the Private Placement Warrants, including the Private Placement Warrants issuable upon conversion of Working Capital Loans (if any), and the Class A Ordinary Shares issuable upon conversion of the Founder Shares.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An ‘‘independent director’’ is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Andrew Artz, Benjamin Davenport, Joshua Rosenthal and Nikita Sachdev are ‘‘independent directors’’ as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

During the period from July 28, 2025 (inception) through December 31, 2025, fees for our independent registered public accounting firm were approximately $84,635 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2025 financial statements included in this Form 10-K.

Audit-Related Fees

During the period from July 28, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During the period from July 28, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the period from July 28, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

See Part II, Item 8 for the Financial Statements required to be included in this Form 10‑K.

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto, as required by Form 10-K.

(3)	Exhibits

Those exhibits required to be filed by Item 601 of Regulation S‑K are listed in the Exhibit Index immediately preceding the exhibits hereto and such listing is incorporated herein by reference.

Item 16.	Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit number	Description of exhibit

3.1
Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-43073), filed with the SEC on February 2, 2026).

4.1
Warrant Agreement, dated January 28, 2026, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-43073), filed with the SEC on February 2, 2026).

4.2	Form of Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the amendment to the Company’s Form S-1, filed on January 12, 2026 (File No. 333-292681))

4.3	Form of Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the amendment to the Company’s Form S-1, filed on January 12, 2026 (File No. 333-292681))

4.4	Form of Warrant Certificate (incorporated by reference to Exhibit 4.3 to the amendment to the Company’s Form S-1, filed on January 12, 2026 (File No. 333-292681))

4.5*	Description of Registrant’s Securities.

10.1
Private Placement Warrants Purchase Agreement, dated January 27, 2026, between the Company and NCTK Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-43073), filed with the SEC on February 2, 2026).

10.2
Investment Management Trust Account Agreement, dated January 28, 2026, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-43073), filed with the SEC on February 2, 2026).

10.3
Registration Rights Agreement, dated January 27, 2026, between the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-43073), filed with the SEC on February 2, 2026).

10.4
Letter Agreement, dated January 27, 2026, between the Company, NCTK Sponsor LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-43073), filed with the SEC on February 2, 2026).

10.5
Administrative Services Agreement, dated January 27, 2026, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-43073), filed with the SEC on February 2, 2026).

10.6
Form of Indemnity Agreement, dated January 27, 2026, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-43073), filed with the SEC on February 2, 2026).

10.7	Promissory Note, dated August 5, 2025, issued to NCTK Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form S-1, filed on January 12, 2026 (File No. 333-292681)).

10.8
Securities Subscription Agreement, dated August 5, 2025, between the Registrant and NCTK Sponsor LLC (incorporated by reference to Exhibit 10.6 to the Company’s Form S-1, filed on January 12, 2026 (File No. 333-292681)).

14.1*	Code of Business Conduct and Ethics.

19.1*	Insider Trading Policy.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy for Recoupment of Incentive Compensation.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2026.

KRAKACQUISITION CORP
By:	/s/ Ravikant Tanuku
Ravikant Tanuku
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ravikant Tanuku
Ravikant Tanuku	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2026

/s/ Sahil Gupta
Sahil Gupta	Chief Financial Officer (Principal Financial and Accounting officer)	March 30, 2026

/s/ Boris Revsin
Boris Revsin	Director	March 30, 2026

/s/ Robert Moore
Robert Moore	Director	March 30, 2026

/s/ Andrew Artz
Andrew Artz	Director	March 30, 2026

/s/ Benjamin Davenport
Benjamin Davenport	Director	March 30, 2026

/s/ Joshua Rosenthal
Joshua Rosenthal	Director	March 30, 2026

/s/ Nikita Sachdev
Nikita Sachdev	Director	March 30, 2026

KRAKacquisition CORP

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
KRAKacquisition Corp:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of KRAKacquisition Corp as of December 31, 2025, and related statements of operations, changes in shareholder’s deficit and cash flows for the period from July 28, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from July 28, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/WithumSmith+Brown, PC

We have served as KRAKacquisition Corp’s auditor since 2025.

New York, New York
March 30, 2026

PCAOB ID Number 100

KRAKacquisition CORP
BALANCE SHEET
December 31, 2025

December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$44,147
Total current assets	44,147
Deferred offering costs	436,015
TOTAL ASSETS	$480,162

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$11,366
Accrued offering costs	328,386
Promissory note - related party	201,747
Accrued expenses	16,038
Total current liabilities	557,537
Total Liabilities	557,537

Commitments (Note 7)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2025	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding as of December 31, 2025	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 issued and outstanding as of December 31, 2025(1)	863
Additional paid-in capital	24,137
Accumulated deficit	(102,375)
Total Shareholder’s Deficit	(77,375)
TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$480,162

(1) Includes 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On January 27, 2026, the Company issued an additional 1,437,500 Founder Shares to the Sponsor in a share capitalization, resulting in an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the Sponsor. On January 29, 2026, the underwriters exercised their over-allotment option in full. As a result, 1,125,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

KRAKacquisition CORP
STATEMENT OF OPERATIONS

For the Period from July 28, 2025 (inception) through December 31, 2025
Operating expenses:
General and administrative expenses	$102,661
Total operating expenses	102,661

Other income (expense):
Interest income	437
Other expense	(151)
Total other income (expense)	286
Net loss	$(102,375)

Weighted average shares outstanding, basic and diluted (1)	7,500,000
Basic and diluted net loss per ordinary share	$(0.01)

(1)
Excludes 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On January 27, 2026, the Company issued an additional 1,437,500 Founder Shares to the Sponsor in a share capitalization, resulting in an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the Sponsor. On January 29, 2026, the underwriters exercised their over-allotment option in full. As a result, 1,125,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

KRAKacquisition CORP
STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
FOR THE PERIOD FROM JULY 28, 2025 (INCEPTION) TO DECEMBER 31, 2025

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Shares	Amount
Balance at July 28, 2025 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	(102,375)	(102,375)
Balance at December 31, 2025	8,625,000	$863	$24,137	$(102,375)	$(77,375)

(1) Includes 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On January 27, 2026, the Company issued an additional 1,437,500 Founder Shares to the Sponsor in a share capitalization, resulting in an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the Sponsor. On January 29, 2026, the underwriters exercised their over-allotment option in full. As a result, 1,125,000 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the financial statements.

KRAKacquisition CORP
STATEMENT OF CASH FLOWS

For the Period from July 28, 2025 (inception) through December 31, 2025

Cash Flows from Operating Activities:
Net loss	$(102,375)
Changes in operating assets and liabilities:
Accounts payable	11,366
Accrued expenses	16,038
Net cash used in operating activities	(74,971)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	201,747
Payment of deferred offering costs	(82,629)
Net cash provided by financing activities	119,118

Net Change in Cash and Cash Equivalents	44,147
Cash and cash equivalents - Beginning of period	—
Cash and cash equivalents - End of period	$44,147

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs paid by sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs included in accrued offering costs	$328,386

The accompanying notes are an integral part of the financial statements.

KRAKacquisition CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2025

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

KRAKacquisition Corp (the “Company”) is a blank check company incorporated in the Cayman Islands on July 28, 2025. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from July 28, 2025 (inception) through December 31, 2025 relates to the Company’s formation and initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 27, 2026. On January 29, 2026, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 4,500,000 Units issued pursuant to the exercise of Santander US Capital Markets LLC’s (the “Underwriter”) over-allotment option in full, generating gross proceeds of $345,000,000 (see Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,250,000 warrants (the “Private Placement Warrants”) by and between the Company and NCTK Sponsor LLC (the “Sponsor”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,250,000 (see Note 4).

Following the closing of the Initial Public Offering on January 29, 2026, an amount of $345,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust account”), to be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust account (as defined above) (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants, would be held in a Trust account, located in the United States and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust account, as described below.

KRAKacquisition CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2025
The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity.

The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor and independent directors have agreed to vote the Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and independent directors have agreed to waive redemption rights with respect to any Founder Shares held and any Public Shares they may have acquired during or after the Initial Public Offering in connection with the completion of a Business Combination, except that Public Shares held by the Initial Shareholders will be subject to mandatory redemption upon any diminution of the Trust account in connection with an extension, and such shares will be entitled to redemption at a price equal to the per share redemption value then held in the Trust account in connection therewith.

KRAKacquisition CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2025
The Company will have until January 29, 2028, 24 months from the closing of the Initial Public Offering to complete a Business Combination. However, the Company anticipates that it may not be able to consummate a Business Combination within 24 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, by resolution of the board if requested by the Initial Shareholders, extend the period of time to consummate a Business Combination the Company may seek shareholder approval to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust account, including interest earned thereon (which interest shall be net of amounts not previously released to the Company pursuant to Permitted Withdrawals), divided by the number of then issued and outstanding public shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 24 months without a shareholder vote. The underwriter has agreed to waive its rights to its deferred underwriting commission held in the Trust account in the event the Company does not complete a Business Combination within the 24 months from the Initial Public Offering (the “completion window”) and, in such event, such amounts will be included with the other funds held in the Trust account that will be available to fund the redemption of the Public Shares.

In order to protect the amounts held in the Trust account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust account as of the date of the liquidation of the Trust account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case less taxes payable and up to $100,000 of interest to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust account and/or used in fund offering expenses was released to the Company for general working capital purposes. As such, the Company has sufficient funds to finance the working capital needs of the Company for one year from the date of issuance of these financial statements.

The Company will have until the end of the completion window to consummate a Business Combination. If a Business Combination is not consummated by the end of the completion window, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 29, 2028. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by January 29, 2028.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

KRAKacquisition CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2025
Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has cash of $0 and cash equivalents of $44,147 as of December 31, 2025.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs are charged to temporary equity or permanent equity based upon the relative fair value of the proceeds received from the Units sold upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. Offering costs are charged to temporary equity or permanent equity based upon the relative fair value of the proceeds received from the financial instruments sold upon completion of the Initial Public Offering and Private Placement. As of December 31, 2025, the Company had deferred offering costs of $436,015.

KRAKacquisition CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2025
Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on July 28, 2025, the evaluation was performed for the upcoming 2025 tax year which will be the only period subject to examination.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There are no taxes in the Cayman Islands, and accordingly, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares that will be issued as part of the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company did not specify a maximum redemption threshold. However, any threshold in its charter would not change the nature of the underlying shares as redeemable and thus Public Shares would be required to be disclosed outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Note 6). At December 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

KRAKacquisition CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2025
Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations.

The warrants are not precluded from equity classification and will be accounted for as such on the date of issuance and each balance sheet date thereafter.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss.

The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on July 28, 2025, the date of its inception.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on January 27, 2026. On January 29, 2026, the Company consummated the Initial Public Offering of 34,500,000 Units, including 4,500,000 Units issued pursuant to the exercise of the Underwriters’ over-allotment option in full, generating gross proceeds of $345,000,000. Each Unit consisted of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

KRAKacquisition CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2025
NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,250,000 Private Placement Warrants at a price of $1.00 per warrant generating gross proceeds of $2,250,000 by and between the Company and the Sponsor. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. SEGMENT INFORMATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

December 31, 2025
Cash and cash equivalents	$44,147
Deferred offering costs	436,015
Total Assets	$480,162

Period from July 28, 2025 (inception) through December 31, 2025
General and administrative expenses	$102,661
Other income (expense)	286
Net Loss	$(102,375)

KRAKacquisition CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2025
The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the public offering.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2025, the Sponsor was issued 7,187,500 Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company. On January 27, 2026, the Company issued an additional 1,437,500 Founder Shares to the Sponsor in a share capitalization, resulting in an aggregate of 8,625,000 Founder Shares held by the Sponsor and independent directors. The Founder Shares include an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the Sponsor will  own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On January 29, 2026 the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Founder Shares are no longer subject to forfeiture.

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units being sold in our Initial Public Offering, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the completion window or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (3) waive their rights to liquidating distributions from the Trust account with respect to their Founder Shares if the Company fails to complete the Company’s initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust account and (4) vote any Founder Shares held by them and any public shares purchased during or after our Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (including any proposals recommended by the Company’s board of directors in connection with such Business Combination) (except with respect to any public shares which may not be voted in favor of approving the Business Combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto), (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Memorandum and Articles of Association, and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

KRAKacquisition CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2025
The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in our Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriter’s over-allotment option and excluding the Class A ordinary shares underlying the private placement warrant issued to the Sponsor) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding the issuance of any ordinary shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination). Holders of Founder Shares may also elect to convert their Class B ordinary shares into an equal number of Class A ordinary shares, subject to adjustment as provided above, at any time. Any conversion of Class B ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Company’s Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of the Company’s initial Business Combination and (B) subsequent to the Company’s initial Business Combination, (x) if the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public shareholders having the rights to exchange their ordinary shares for cash, securities or other property. Up to 937,500 Founder Shares will be surrendered to the Company for no consideration depending on the exercise of the over-allotment option.

Promissory Note - Related Party

On August 5, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of January 31, 2026 or the date on which Company consummates an initial public offering of its securities. As of December 31, 2025, the Company had $201,747, outstanding under the Promissory Note. On January 29, 2026, in connection with the close of the Initial Public Offering, the Company repaid the full outstanding balance under the Promissory Note. Borrowings under the Promissory Note are no longer available.

KRAKacquisition CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2025
Administrative Support Agreement

The Company’s Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, utilities and secretarial and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor up to $30,000 per month for these services during the completion window. For the period from July 28, 2025 (inception) through December 31, 2025, no administrative service fees were incurred under the agreement.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. The Units would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, the Company had no outstanding related party loans.

NOTE 7. COMMITMENTS

Risks and Uncertainty

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict, and the United States-Israel-Iran conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict, the United States-Israel-Iran conflict, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas, the United States-Israel-Iran conflict, and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

KRAKacquisition CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2025
Registration and Shareholder Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of our Initial Public Offering , (ii) Private Placement Warrants which will be issued in a private placement simultaneously with the closing of our Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement to be signed on the effective date of our Initial Public Offering. Pursuant to the registration rights agreement and assuming the underwriter exercises its over-allotment option in full and $2,000,000 of working capital loans are converted into Private Placement Warrants, the Company will be obligated to register up to 12,875,000 Class A ordinary shares and 4,250,000 warrants. The number of Class A ordinary shares includes (i) 8,625,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 2,250,000 Class A ordinary shares underlying the Private Placement Warrants and (iii) 2,000,000 Class A ordinary shares underlying the Private Placement Warrants issued upon conversion of working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the underwriting agreement, the Sponsor and the executive officers and directors have agreed that, for a period of 180 days from the closing of the Initial Public Offering, will not, without the prior written consent of the representatives, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or warrants, subject to certain exceptions. The representatives in their discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers and directors are also subject to separate transfer restrictions on their Founder Shares and Private Placement Warrants pursuant to the letter agreement described herein.

The Company granted the Underwriter a 45-day option to purchase up to 3,750,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting commissions.

The Underwriter was entitled to an underwriting discount of $250,000 in the aggregate. Additionally, the underwriter was entitled to a deferred underwriting discount of $0.30 per Unit, or $7,500,000 in the aggregate (or up to or $8,625,000 in the aggregate if the underwriter’s over-allotment is exercised in full). Such deferred underwriting commissions will not be payable with respect to any shares redeemed in connection with an initial Business Combination, and may be paid at the sole and absolute discretion of the Company’s management team to any one or more Financial Industry Regulation Authority (“FINRA”) members, which may or may not include the underwriter in the Initial Public Offering. The deferred underwriting discount will become payable to the underwriter from the amounts held in the Trust account solely in the event the Company completes its initial Business Combination.

In addition, Santander US Capital Markets LLC will be entitled to an advisory fee equal to 3.0% of the gross proceeds raised in the Initial Public Offering, payable upon closing of the initial Business Combination.

KRAKacquisition CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2025
NOTE 8. SHAREHOLDER’S DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were no Class A ordinary shares issued and outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were 8,625,000 Class B ordinary shares outstanding. Of the 8,625,000 Class B ordinary shares outstanding, up to 1,125,000 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On January 29, 2026, in connection with the Initial Public Offering the underwriter’s exercised the over-allotment option in full.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Prior to the closing of the initial Business Combination, only holders of Class B ordinary shares (i) will have the right to appoint and remove directors prior to or in connection with the completion of the initial Business Combination and (ii) will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the Business Combination agreement), subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, approximately 20% of the total number of Class A ordinary shares outstanding after such conversion (not including the Class A ordinary shares underlying the Private Placement Warrants), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

KRAKacquisition CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2025
Warrants — No warrants are currently outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. Thereafter, the Company will use the Company’s commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the Public Warrants become exercisable, the Company may call the warrants for redemption for cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption;

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Warrants”) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders. (the “measurement period”), and (b) if Public Warrants are exercisable and a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants is effective and a current prospectus relating thereto is available throughout the measurement period and the 30-day redemption period. Notwithstanding the foregoing, the Company may redeem the Public Warrants during the measurement period if the Public Warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.

If and when the Public Warrants become redeemable by the Company for cash, the Company may not exercise its redemption right if the issuance of Class A ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Initial Shareholders or their affiliates, without taking into account any Founder Shares or Private Placement Shares held by the Initial Shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

KRAKacquisition CORP
NOTES TO FINANCIAL STATEMENTS
December 31, 2025
The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants being sold as part of the units in the Initial Public Offering.

The Company will account for the 8,500,000 warrants to be issued in connection with the Initial Public Offering, including 6,250,000 Public Warrants (assuming the underwriter’s over-allotment option is not exercised) and 2,250,000 Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 30, 2026, the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.

The registration statement for the Company’s Initial Public Offering was declared effective on January 27, 2026. On January 27, 2026, the Company issued an additional 1,437,500 Founder Shares to our Sponsor in a share capitalization, resulting in our Sponsor holding an aggregate of 8,505,000 Founder Shares. On January 29, 2026, the Company consummated the Initial Public Offering of 34,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,250,000 warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,250,000.

Following the closing of the Initial Public Offering, on January 29, 2026, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants was placed in a Trust account, with Continental Stock Transfer & Trust Company acting as trustee.

The underwriters were paid a cash underwriting discount of $250,000 at the closing of the Initial Public Offering. Additionally, the underwriters were entitled to a deferred underwriting discount of $0.30 per Unit, or $10,350,000 payable to the underwriter upon the consummation of an initial Business Combination.