Form 10-Q
period 2026-03-31
KRAKacquisition Corp
filed 2026-05-15
CIK 2082119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-43073

KRAKacquisition Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1875195
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

1455 Adams Dr #1630 Menlo Park, CA 94025	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(415) 538-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, and one-fourth of one redeemable warrant	KRAQU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	KRAQ	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	KRAQW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of May 14, 2026, 34,500,000 Class A ordinary shares, including Class A ordinary shares underlying the units, and 8,625,000 Class B ordinary shares were issued and outstanding.

Index
Item 1.	Financial Statements

KRAKACQUISITION CORP
Condensed Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and Cash Equivalents	$824,617	$44,147
Prepaid insurance - Current	69,647	—
Total current assets	894,264	44,147
Prepaid insurance - Non-Current	57,816	—
Marketable securities held in Trust Account	346,999,121	—
Deferred offering costs	—	436,015
TOTAL ASSETS	$347,951,201	$480,162

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued offering costs	$20,569	$328,386
Accounts payable	6,587	11,366
Accrued expenses	11,257	16,038
Due to related party	77,370	—
Promissory note - related party	—	201,747
Total current liabilities	115,783	557,537
Deferred underwriting fee payable	10,350,000	—
Advisory fee payable	10,350,000	—
Total Liabilities	20,815,783	557,537

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value of $10.06 per share at March 31, 2026	346,999,121	—

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 issued and outstanding (1)	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(19,864,566)	(102,375)
Total Shareholders’ Deficit	(19,863,703)	(77,375)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$347,951,201	$480,162

1 Includes up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On January 29, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Index
KRAKACQUISITION CORP
Condensed Statement of OPERATIONS

For The Three Months Ended March 31,
2026 (Unaudited)
Operating expenses:
General and administrative expenses	$10,965,430
Loss from operations	(10,965,430)

Other income:
Interest income	2,054,610
Total other income	2,054,610

Net loss	$(8,910,820)

Weighted average shares outstanding, Class A ordinary shares	23,766,667
Basic net loss per Class A ordinary share	$(0.28)

Weighted average shares outstanding, Class B ordinary shares(1)	8,275,000
Basic net loss per Class B ordinary share	$(0.28)

1 Excludes up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On January 29, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Index
KRAKACQUISITION CORP
Condensed Statement of Changes in SHAREHOLDERS’ DEFICIT
for the Three Months Ended March 31, 2026 (Unaudited)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
	Shares(1)	Amount
Balance at January 1, 2026	8,625,000	$863	$24,137	$(102,375)	$(77,375)
Proceeds from Private Warrants, less issuance costs	—	—	2,246,589	—	2,246,589
Proceeds from sale of Public Warrants, less issuance costs	—	—	2,337,139	—	2,337,139
Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—	(4,607,865)	(10,851,371)	(15,459,236)
Net loss	—	—	—	(8,910,820)	(8,910,820)
Balance at March 31, 2026	8,625,000	$863	$—	$(19,864,566)	$(19,863,703)

1 Includes up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 6). On January 29, 2026, the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Index
KRAKACQUISITION CORP
Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2026 (Unaudited)
Cash flows from operating activities:
Net Loss	$(8,910,820)
Interest income	(2,049,415)
Changes in operating assets and liabilities:
Accounts payable	(4,779)
Prepaid insurance	(69,647)
Non-current prepaid insurance	(57,816)
Accrued expenses	(4,781)
Due to related party	77,370
Advisory fee payable	10,350,000
Net cash used in operating activities	(669,888)

Cash flows from investing activities:
Cash deposited into Trust Account	(345,000,000)
Proceeds from sales of investments	50,294
Net cash used in investing activities	(344,949,706)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	342,416,272
Proceeds from Private Placement Warrants	2,246,589
Proceeds from Public Warrants	2,337,139
Payment of offering costs	(398,189)
Repayment of promissory note	(201,747)
Net cash provided by financing activities	346,400,064

Net increase in cash and restricted cash	780,470
Cash and restricted cash, beginning of year	44,147
Cash and restricted cash, end of year	$824,617

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting fee payable	$10,350,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2026

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from July 28, 2025 (inception) through March 31, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants (defined below). The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on January 27, 2026. On January 29, 2026, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 3,450,000 Units issued pursuant to the exercise of Santander US Capital Markets LLC’s (the “Underwriter”) over-allotment option in full, generating gross proceeds of $345,000,000 (see Note 3).

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

Transaction costs related to the issuances described above amounted to $11,126,387, consisting of $250,000 of cash underwriting fees, $10,350,000 of deferred underwriting fees and $526,387 of other offering costs. In addition, at March 31, 2026, the Company held $824,617 of cash outside of the Trust Account available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the Trust Account (excluding the amount of deferred underwriting discounts held in the Trust Account and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in the Trust Account.

Index
The Company will provide its holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, plus any interest income earned thereon (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption have been recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

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

Index
The Company will have until January 29, 2028, 24 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). However, if the Company anticipates that it may not be able to consummate a Business Combination within 24 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination by seeking shareholder approval to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of amounts not previously released to the Company pursuant to permitted withdrawals), divided by the number of then issued and outstanding Public Shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 24 months without a shareholder vote. The Underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company will have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, in each case less taxes payable and up to $100,000 of interest to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the Underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Liquidity and Capital Resources

As of March 31, 2026, the Company had a working capital surplus of $778,481. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses will be available to the Company for general working capital purposes.  Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date the financial statement is issued and therefore substantial doubt has been alleviated.

The Company will have until the end of the Combination Period to consummate a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 29, 2028. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by January 29, 2028.

Index
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of a financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments, other than those held in the Trust account with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash and cash equivalents of  $824,617 as of March 31, 2026, and $44,147 as of December 31, 2025.

Index
Marketable Securities in Trust Account

As of March 31, 2026 and December 31, 2025, the Company had $346,999,121 and $0, respectively, in marketable securities held in the Trust Account.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Articles of Association would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.06 per share as of March 31, 2026) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

As of March 31, 2026, the Class A Ordinary Shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(2,415,000)
Issuance costs allocated to Public Shares	(11,045,115)
Plus:
Accretion of carrying value to redemption value	15,459,236
Class A ordinary shares subject to possible redemption	$346,999,121

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $11,126,387, consisting of $250,000 of cash underwriting fees, $10,350,000 of deferred underwriting fees and $526,387 of other offering costs. As such, the Company recorded $11,045,115 of offering costs as a reduction of temporary equity and $81,272 of offering costs as a reduction of permanent equity.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Index
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

Except for warrants, the fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statement of operations.

The warrants issued in connection with the Initial Public Offering and the private placement are not precluded from equity classification and are accounted for as such on the date of issuance.

Index
Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 1,125,000 ordinary shares that were subject to forfeiture to the extent the over-allotment option was not exercised in full or in part, which condition lapsed on January 29, 2026 upon the Underwriters’ full exercise of the over-allotment option. (see Note 6). At March 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

The following tables reflects the calculation of basic and diluted net loss per share:

	For The Three Months Ended March 31, 2026
Basic net loss per share:	Class A Ordinary Shares	Class B Ordinary Shares
Numerator:
Net loss	$(6,609,534)	$(2,301,286)
Denominator:
Weighted Average ordinary shares	23,766,667	8,275,000
Basic net loss per ordinary share	$(0.28)	$(0.28)

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on January 27, 2026. On January 29, 2026, the Company consummated the Initial Public Offering of 34,500,000 Units, including 3,450,000 Units issued pursuant to the exercise of the Underwriters’ over-allotment option in full, generating gross proceeds of $345,000,000. Each Unit consisted of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 8).

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

NOTE 5. SEGMENT INFORMATION

ASC 280 establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss, as reported in the statement of operations. The measure of segment assets is reported on the balance sheets as total assets, which were equal to $347,951,201 and $480,162 as of March 31, 2026 and December 31, 2025. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets. The CODM reviews the current condition of its total assets available to assess if the Company has sufficient resources available to discharge its liabilities.

Index
	March 31, 2026	December 31, 2025
Cash and Cash Equivalents	$824,617	$44,147
Prepaid insurance - Current	69,647	—
Prepaid insurance - Non-Current	57,816	—
Marketable securities held in Trust Account	346,999,121	—
Deferred offering costs	—	436,015
Total Assets	$347,951,201	$480,162

For The Three Months Ended March 31, 2026
General and administrative expenses	$10,965,430
Loss from operations	(10,965,430)

Other income:
Interest income	2,054,610
Other income	—
Net loss	$(8,910,820)

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements and to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2025, the Sponsor was issued 7,187,500 Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company. On January 5, 2026, the Sponsor transferred 30,000 Founder Shares to each of the Company’s independent directors (for a total of 120,000 Founder Shares) at their original purchase price. On January 27, 2026, the Company issued an additional 1,437,500 Founder Shares to the Sponsor in a share capitalization, resulting in an aggregate of 8,625,000 Founder Shares held by the Sponsor and independent directors. The Founder Shares included an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the Underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On January 29, 2026 the Underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Founder Shares are no longer subject to forfeiture.

Index
The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Period, (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (3) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Company’s initial Business Combination within the Completion Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (4) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (including any proposals recommended by the Company’s board of directors in connection with such Business Combination) (except with respect to any Public Shares which may not be voted in favor of approving the Business Combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto), (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Memorandum and Articles of Association, and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the Underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor and the Underwriters), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Company’s initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Index
With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Company’s Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of the Company’s initial Business Combination or earlier if, subsequent to the Company’s initial Business Combination, the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, and (B) the date following the completion of the Company’s initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

Administrative Support Agreement

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor the sum of $30,000 per month for these services during the Combination Period.

Due to Related Party

Due to related party consists of (i) administrative support fees owed to the Sponsor under the Administrative Support Agreement described above and (ii) offering and other administrative costs paid by the Sponsor on behalf of the Company. As of March 31, 2026, and December 31, 2025, the Company had a balance due to the Sponsor of $77,370  and $0 respectively.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. Such warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding working capital loans as of March 31, 2026.

Index
NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainty

The United States and global markets continue to experience volatility and disruption resulting from geopolitical instability, including the ongoing Russia‑Ukraine conflict and escalating conflicts in the Middle East, including those involving the United States, Israel and Iran. These events and related actions by the United States, the United Kingdom, the European Union and other countries, including the imposition of sanctions and the provision of military and other assistance, have contributed to global economic uncertainty. The resulting conditions have led, and may continue to lead, to disruptions in global markets, including volatility in commodity prices and capital markets, supply chain interruptions (including disruptions to key maritime routes), heightened cybersecurity risks and reduced liquidity in financial markets. The extent and duration of these impacts remain uncertain.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalating conflicts in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration and Shareholder Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. Pursuant to the registration rights agreement and assuming $2,000,000 of working capital loans are converted into warrants, the Company will be obligated to register up to 12,875,000 Class A ordinary shares and 4,450,000 warrants. The number of Class A ordinary shares includes (i) 8,625,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 2,250,000 Class A ordinary shares underlying the Private Placement Warrants (iii) 2,000,000 Class A ordinary shares underlying the Private Placement Warrants issued upon conversion of the working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Index
Underwriting Agreement

Pursuant to the underwriting agreement, the Sponsor and the executive officers and directors have agreed that, for a period of 180 days from the date of the Initial Public Offering, they will not, without the prior written consent of the Representative, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or warrants, subject to certain exceptions. The Representative in its discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers and directors are also subject to separate transfer restrictions on their Founder Shares and Private Placement Warrants pursuant to the letter agreement described herein.

The Company granted the Underwriters a 45-day option to purchase up to 3,450,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions. On January 29, 2026, simultaneously with the closing of the Initial Public Offering, the Underwriters elected to fully exercise the over-allotment option to purchase the additional 3,450,000 Units at a price of $10.00 per Unit.

The Underwriters were entitled to an underwriting discount of $250,000 in the aggregate. Additionally, the underwriter was entitled to a deferred underwriting discount of $0.30 per Unit, or $10,350,000 in the aggregate in connection with the underwriter’s full exercise of the over-allotment. Such deferred underwriting commissions will not be payable with respect to any shares redeemed in connection with an initial Business Combination, and may be paid at the sole and absolute discretion of the Company’s management team to any one or more Financial Industry Regulation Authority (“FINRA”) members, which may or may not include the underwriters in the Initial Public Offering. The deferred underwriting discount will become payable to the Underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Advisory Services

In addition to the underwriting discounts and commissions, the Company engaged Santander to provide advisory services to the Company from time to time. As compensation for the services provided under an engagement letter, the Company will pay Santander a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, or an aggregate of $10,350,000, payable upon closing of the initial Business Combination. The Company has agreed to indemnify Santander and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of January 29, 2026, and $10,350,000 has been recorded as advisory fee payable on the accompanying balance sheets.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025 there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026, there were 34,500,000 Class A Ordinary Shares issued and outstanding, including 34,500,000 Class A Ordinary Shares subject to possible redemption and classified as temporary equity.

Index
Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025 and March 31, 2026, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the Business Combination agreement), subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, approximately 20% of the total number of Class A ordinary shares outstanding after such conversion, including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Warrants — As of March 31, 2026, there were 10,875,000 warrants issued including 8,625,000 Public Warrants, issued as part of the Units, and 2,250,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Index
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to an existing registration statement or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use the Company’s commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the Public warrants become exercisable, the Company may call the Public warrants for redemption for cash:

•	in whole and not in part at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption; and
•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described below) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial business combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the Public Warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the Units in the Initial Public Offering except that they are subject to certain transfer restrictions and not redeemable.

The Company accounts for the 10,875,000 warrants issued in connection with the Initial Public Offering (including 8,625,000 Public Warrants and 2,250,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Index
NOTE 9. Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:
•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Warrants is $2,415,000, or $0.28 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Warrants as of January 29, 2026:

Underlying stock price	$9.93
Exercise price	11.5
Implied Volatility	31.80%
Weighted-Average remaining term (in years)	2.76
Risk-free rate	3.61%
Implied Market adjustment	15%

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$346,999,121	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 15, 2026, the date that the financial statement was issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to KRAKacquisition Corp References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to NCTK Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 28, 2025 (inception) through March 31, 2026 were organizational activities, activities necessary to prepare for our Initial Public Offering (“IPO”), described below, and general corporate matters. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Following the completion of the IPO, we generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

Index
For the three months ended March 31, 2026, we had a net loss of $8,910,820, which resulted from interest income on marketable securities held in the trust and operating accounts of $2,054,610 offset by general and administrative expenses of $10,965,430.

Liquidity and Capital Resources

For the three months ended March 31, 2026, net cash used in operating activities was $669,888. Net loss of $8,910,820 was adjusted for interest income on marketable securities of $2,049,415. Changes in operating assets and liabilities used $10,290,347 primarily due to the increase in prepaid expenses of $69,647, non-current prepaid insurance of $57,816, the decrease in accrued expenses of $4,781, the decrease in accounts payable of $4,779, offset by the increases in due to related party of $77,370 and advisory payable of $10,350,000 .

For the three months ended March 31, 2026, cash used by investing activities was $344,949,706, which was primarily due to cash being deposited into the trust account of $345,000,000, and the proceeds from sale of investments deposited in the operating account for working capital needs of $50,294.

For the three months ended March 31, 2026, net cash provided by financing activities was $346,400,064, which was due to proceeds from the sale of Units (defined below), Private Placement Warrants (as defined below) and public warrants issued as part of the Units.

The registration statement for the Company’s Initial Public Offering was declared effective on January 27, 2026. On January 29, 2026, we consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 3,450,000 Units issued pursuant to the exercise of Santander US Capital Markets LLC’s (the “Underwriter”) over-allotment option in full, generating gross proceeds of $345,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 2,250,000 warrants (the “Private Placement Warrants”) by and between us and NCTK Sponsor LLC (the “Sponsor”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,250,000 (see Note 4).

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

Index
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

Transaction costs related to the issuances described above amounted to $11,126,387, consisting of $250,000 of cash underwriting fees, $10,350,000 of deferred underwriting fees and $526,387 of other offering costs.

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

Index
Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates that are most critical to the portrayal of our financial condition and results of operations and that require significant, difficult, subjective, or complex judgments:

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Articles of Association would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.06 per share as of March 31, 2026) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Index
Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from loss per ordinary share as the redemption value approximates fair value.

The Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company included in redeemable Class A ordinary shares. As a result, diluted loss per Class A ordinary share is the same as basic loss per Class A ordinary share for the periods presented.

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

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

 Not required for smaller reporting companies.

Item 4.	Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

b) Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 1A.	Risks Factors

Not required for smaller reporting companies

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None that are required to be reported herein.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Index
Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KRAKacquisition Corp

Date: May 15, 2026	/s/ Ravikant Tanuku
Ravikant Tanuku
Chief Executive Officer

Date: May 15, 2026	/s/ Sahil Gupta
Sahil Gupta
Chief Financial Officer