Form 10-Q
period 2026-06-30
KRAKacquisition Corp
filed 2026-08-13
CIK 2082119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Yes ☒ No ☐

As of August 12, 2026, 34,500,000 Class A ordinary shares, including Class A ordinary shares underlying the units, and 8,625,000 Class B ordinary shares were issued and outstanding.

Index
Item 1.	Financial Statements

KRAKACQUISITION CORP
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets:
Cash and Cash Equivalents	$746,553	$44,147
Prepaid insurance - Current	69,647	-
Total current assets	816,200	44,147
Prepaid insurance - Non-Current	40,405	-
Marketable securities held in Trust Account	349,914,828	-
Deferred offering costs	-	436,015
TOTAL ASSETS	$350,771,433	$480,162

LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued offering costs	$-	$328,386
Accounts payable	5,260	11,366
Accrued expenses	-	16,038
Due to related party	84,835	-
Promissory note - related party	-	201,747
Total current liabilities	90,095	557,537
Deferred underwriting fee payable	10,350,000	-
Advisory fee payable	10,350,000	-
Total Liabilities	20,790,095	557,537

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 34,500,000 shares at redemption value of $10.14 per share at June 30, 2026	349,914,828	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 34,500,000 shares subject to possible redemption) June 30, 2026 and December 31, 2025	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 issued and outstanding June 30, 2026 and December 31, 2025 (1)	863	863
Additional paid-in capital	-	24,137
Accumulated deficit	(19,934,353)	(102,375)
Total Shareholders’ Deficit	(19,933,490)	(77,375)
TOTAL LIABILITIES, REDEEMABLE CLASS A ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$350,771,433	$480,162

(1)
Includes up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the Underwriter at December 31, 2025 (see Note 6). On January 29, 2026, the Underwriter exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Index
KRAKACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Operating expenses:
General and administrative expenses	$231,989	$11,197,419
Loss from operations	(231,989)	(11,197,419)

Other income:
Interest income	3,077,909	5,132,519
Total other income	3,077,909	5,132,519

Net income (loss)	$2,845,920	$(6,064,900)

Weighted average shares outstanding, Class A ordinary shares	34,500,000	29,133,333
Basic and diluted net income (loss) per Class A ordinary share	$0.07	$(0.16)

Weighted average shares outstanding, Class B ordinary shares(1)	8,625,000	8,450,000
Basic and diluted net income (loss) per Class B ordinary share	$0.07	$(0.16)

(1)
Excludes up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the Underwriter (see Note 6). On January 29, 2026, the Underwriter exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Index
KRAKACQUISITION CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2026

FOR THE THREE MONTHS ENDED JUNE 30, 2026

	Class B Ordinary Shares (1)		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at April 1, 2026	8,625,000	$863	$—	$(19,864,566)	$(19,863,703)
Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—		(2,915,707)	(2,915,707)
Net income	—	—	—	2,845,920	2,845,920
Balance at June 30, 2026 (unaudited)	8,625,000	$863	$—	$(19,934,353)	$(19,933,490)

FOR THE SIX MONTHS ENDED JUNE 30, 2026

	Class B Ordinary Shares (1)		Additional Paid- in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance at January 1, 2026	8,625,000	$863	$24,137	$(102,375)	$(77,375)
Proceeds from Private Warrants, less issuance costs	—	—	2,246,589	—	2,246,589
Proceeds from sale of Public Warrants, less issuance costs	—	—	2,337,139	—	2,337,139
Accretion of Class A ordinary shares subject to possible redemption to redemption value	—	—	(4,607,865)	(13,767,078)	(18,374,943)
Net loss	—	—	—	(6,064,900)	(6,064,900)
Balance at June 30, 2026 (unaudited)	8,625,000	$863	$—	$(19,934,353)	$(19,933,490)

(1)
Includes up to 1,125,000 Founder Shares that were subject to forfeiture if the over-allotment option is not exercised in full or in part by the Underwriter (see Note 6). On January 29, 2026, the Underwriter exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

Index
KRAKACQUISITION CORP
CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2026

For the Six Months Ended June 30, 2026
Cash flows from operating activities:
Net loss	$(6,064,900)
Interest earned on trust account	(5,120,100)
Changes in operating assets and liabilities:
Accounts payable	(6,106)
Prepaid insurance	(69,647)
Non-current prepaid insurance	(40,405)
Accrued expenses	(16,038)
Due to related party	84,835
Advisory fee payable	10,350,000
Net cash used in operating activities	(882,361)

Cash flows from investing activities:
Cash deposited into Trust Account	(345,000,000)
Proceeds from sales of investments	205,272
Net cash used in investing activities	(344,794,728)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	342,416,272
Proceeds from Private Placement Warrants	2,246,589
Proceeds from Public Warrants	2,337,139
Payment of offering costs	(418,758)
Repayment of promissory note	(201,747)
Net cash provided by financing activities	346,379,495

Net increase in cash and cash equivalents	702,406
Cash and cash equivalents, beginning of period	44,147
Cash and cash equivalents, end of period	$746,553

The accompanying notes are an integral part of these unaudited condensed financial statements.

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 28, 2025 (inception) through June 30, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants (defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $11,126,387, consisting of $250,000 of cash underwriting fees, $10,350,000 of deferred underwriting fees and $526,387 of other offering costs. In addition, at June 30, 2026, the Company held $746,553 of cash outside of the Trust Account available for working capital purposes.

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

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act” ), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

The Company will have until January 29, 2028, 24 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). However, if the Company anticipates that it may not be able to consummate a Business Combination within 24 months from the closing of the Initial Public Offering, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination by seeking shareholder approval to amend the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of amounts not previously released to the Company pursuant to permitted withdrawals), divided by the number of then issued and outstanding Public Shares, subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 24 months without a shareholder vote. The Underwriter have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Completion Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

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

Liquidity and Capital Resources

As of June 30, 2026, the Company had a working capital surplus of $726,105. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses will be available to the Company for general working capital purposes.  Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date the financial statement is issued and therefore substantial doubt has been alleviated.

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

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments, other than those held in the Trust account with an original maturity of three months or less when purchased, to be cash equivalents. The Company had cash and cash equivalents of $746,553 as of June 30, 2026, and $44,147 as of December 31, 2025.

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Marketable Securities in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $349,914,828 and $0, respectively, in marketable securities held in the Trust Account.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Articles of Association would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.14 per share as of June 30, 2026) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

As of June 30, 2026, the Class A Ordinary Shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to public warrants	(2,415,000)
Issuance costs allocated to Public Shares	(11,045,115)
Plus:
Accretion of carrying value to redemption value	18,374,943
Class A ordinary shares subject to possible redemption	$349,914,828

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

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. Consequently, income taxes are not reflected in the Company’s financial statements.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statements of operations.

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

The warrants issued in connection with the Initial Public Offering and the private placement are not precluded from equity classification and are accounted for as such on the date of issuance.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period.

For the three months ended June 30, 2026, there were no potentially dilutive Class A or Class B ordinary shares. As a result, diluted income per Class A and Class B ordinary shares are the same as basic income per Class A and Class B ordinary shares.

For the six months ended June 30, 2026, there were no potentially dilutive Class A ordinary shares. The Class B weighted average shares were reduced for the effect of an aggregate of 1,125,000 ordinary shares that were subject to forfeiture to the extent the over-allotment option was not exercised in full or in part, which condition lapsed on January 29, 2026 upon the Underwriter’s full exercise of the over-allotment option (see Note 6).

The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$2,276,736	$569,184	$(4,701,306)	$(1,363,594)
Denominator:
Weighted Average Ordinary Shares	34,500,000	8,625,000	29,133,333	8,450,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$(0.16)	$(0.16)

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to the financial statements. The update is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The update can be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any of all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its disclosures within its financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on January 27, 2026. On January 29, 2026, the Company consummated the Initial Public Offering of 34,500,000 Units, including 3,450,000 Units issued pursuant to the exercise of the Underwriter’s over-allotment option in full, generating gross proceeds of $345,000,000. Each Unit consisted of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 8).

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss, as reported in the statements of operations. The measure of segment assets is reported on the balance sheets as total assets, which were equal to $350,771,433 and $480,162 as of June 30, 2026 and December 31, 2025. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets. The CODM reviews the current condition of its total assets available to assess if the Company has sufficient resources available to discharge its liabilities.

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

	June 30, 2026	December 31, 2025
Cash and Cash Equivalents	$746,553	$44,147
Prepaid insurance - Current	69,647	-
Prepaid insurance - Non-Current	40,405	-
Marketable securities held in Trust Account	349,914,828	-
Deferred offering costs	-	436,015
Total Assets	$350,771,433	$480,162

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$231,989	$11,197,419
Loss from operations	(231,989)	(11,197,419)

Other income:
Interest income	3,077,909	5,132,519
Net income (loss)	$2,845,920	$(6,064,900)

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2025 the Sponsor was issued 7,187,500 Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000 paid to cover certain expenses on behalf of the Company. On January 5, 2026, the Sponsor transferred 30,000 Founder Shares to each of the Company’s independent directors (for a total of 120,000 Founder Shares) at their original purchase price. On January 27, 2026, the Company issued an additional 1,437,500 Founder Shares to the Sponsor in a share capitalization, resulting in an aggregate of 8,625,000 Founder Shares held by the Sponsor and independent directors. The Founder Shares included an aggregate of up to 1,125,000 Class B ordinary shares subject to forfeiture by the Sponsor to the extent that the Underwriter’s over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On January 29, 2026 the Underwriter exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,125,000 Founder Shares are no longer subject to forfeiture.

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the Underwriter’s over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor and the Underwriter), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Company’s initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

Promissory Note - Related Party

On August 5, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of January 31, 2026 or the date on which the Company consummates an Initial Public Offering of its securities. On January 29, 2026, in connection with the close of the Initial Public Offering, the Company repaid the full outstanding balance under the Promissory Note.

Administrative Support Agreement

The Sponsor has agreed, commencing from the date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space and administrative services, as the Company may require from time to time. The Company has agreed to pay to the Sponsor a minimum of $20,000 per month for these services during the Combination Period. For the three and six months ended June 30, 2026, the Company paid $70,000 and $130,000, respectively, which is included in general and administrative expenses on the accompanying condensed statements of operations.

Due to Related Party

Due to related party consists of (i) administrative support fees owed to the Sponsor under the Administrative Support Agreement described above and (ii) offering and other administrative costs paid by the Sponsor on behalf of the Company. As of June 30, 2026 and December 31, 2025, the Company had a balance due to the Sponsor of $84,835, and $0, respectively.

Working Capital Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest bearing basis. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, upon consummation of the initial Business Combination. Such warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding working capital loans as of June 30, 2026.

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

Registration and Shareholder Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. Pursuant to the registration rights agreement and assuming $2,000,000 of working capital loans are converted into warrants, the Company will be obligated to register up to 12,875,000 Class A ordinary shares and 4,250,000 warrants. The number of Class A ordinary shares includes (i) 8,625,000 Class A ordinary shares to be issued upon conversion of the Founder Shares, (ii) 2,250,000 Class A ordinary shares underlying the Private Placement Warrants, and (iii) 2,000,000 Class A ordinary shares underlying the Private Placement Warrants issued upon conversion of the working capital loans. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of the Company’s initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

The Company granted the Underwriter a 45-day option to purchase up to 3,450,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting commissions. On January 29, 2026, simultaneously with the closing of the Initial Public Offering, the Underwriter elected to fully exercise the over-allotment option to purchase the additional 3,450,000 Units at a price of $10.00 per Unit.

The Underwriter were entitled to an underwriting discount of $250,000 in the aggregate. Additionally, the Underwriter was entitled to a deferred underwriting discount of $0.30 per Unit, or $10,350,000 in the aggregate in connection with the Underwriter’s full exercise of the over-allotment. Such deferred underwriting commissions will not be payable with respect to any shares redeemed in connection with an initial Business Combination, and may be paid at the sole and absolute discretion of the Company’s management team to any one or more Financial Industry Regulation Authority (“FINRA”) members, which may or may not include the underwriter in the Initial Public Offering. The deferred underwriting discount will become payable to the Underwriter from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025 there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 34,500,000 Class A Ordinary Shares issued and outstanding, including 34,500,000 Class A Ordinary Shares subject to possible redemption and classified as temporary equity.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

Warrants — As of June 30, 2026, there were 10,875,000 warrants issued including 8,625,000 Public Warrants, issued as part of the Units, and 2,250,000 Private Placement Warrants. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

NOTE 9. Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

Index
KRAKACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

Underlying stock price	$9.93
Exercise price	11.50
Implied Volatility	31.80%
Weighted-Average remaining term (in years)	2.76
Risk-free rate	3.61%
Implied Market adjustment	15%

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Marketable securities held in Trust Account	1	$349,914,828	$-

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 12, 2026, the date that the condensed financial statement was issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 28, 2025 (inception) through June 30, 2026 were organizational activities, activities necessary to prepare for our Initial Public Offering (“IPO”), described below, and general corporate matters. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. Following the completion of the IPO, we generate non-operating income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

Index
For the three months ended June 30, 2026, we had a net income of $2,845,920, which resulted from interest earned on marketable securities held in the trust and operating accounts of $3,077,909 offset by general and administrative expenses of $231,989.

For the six months ended June 30, 2026, we had a net loss of $6,064,900, which resulted from general and administrative expenses of $11,197,419 partially offset by interest earned on marketable securities held in the trust and operating accounts of $5,132,519.

Liquidity and Capital Resources

For the six months ended June 30, 2026, net cash used in operating activities was $882,361. Net loss of $6,064,900 was adjusted for interest earned on marketable securities of $5,120,100. Changes in operating assets and liabilities provided $10,302,639 primarily due to the increase in advisory payable of $10,350,000, partially offset by an increases in prepaid insurance.

For the six months ended June 30, 2026, cash used by investing activities was $344,794,728, which was primarily due to cash being deposited into the trust account of $345,000,000, net of proceeds from sale of investments deposited in the operating account for working capital needs of $205,272.

For the six months ended June 30, 2026, net cash provided by financing activities was $346,379,495, primarily attributable to proceeds from the sale of Units (defined below), Private Placement Warrants (as defined below) and public warrants issued as part of the Units. These proceeds were partially offset by the payment of offering costs totaling $418,758 and the repayment of a promissory note of $201,747.

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

The Underwriter were entitled to an underwriting discount of $250,000 in the aggregate. Additionally, the Underwriter was entitled to a deferred underwriting discount of $0.30 per Unit, or $10,350,000 in the aggregate in connection with the Underwriter’s full exercise of the over-allotment. Such deferred underwriting commissions will not be payable with respect to any shares redeemed in connection with an initial Business Combination and may be paid at the sole and absolute discretion of the Company’s Management Team to any one or more Financial Industry Regulation Authority (“FINRA”) members, which may or may not include the Underwriter in the Initial Public Offering. The deferred underwriting discount will become payable to the Underwriter from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Index
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

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Articles of Association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including Class A ordinary shares that have redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will only redeem its Public Shares. However, the threshold in its Articles of Association would not change the nature of the underlying shares as redeemable and thus the Public Shares are required to be presented outside of permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value ($10.14 per share as of June 30, 2026) at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events. The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from loss per ordinary share as the redemption value approximates fair value.

The Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company included in redeemable Class A ordinary shares. As a result, diluted loss per Class A ordinary share is the same as basic loss per Class A ordinary share for the periods presented.

Index
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

a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

Index
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

KRAKacquisition Corp
Date: August 12, 2026	/s/ Ravikant Tanuku
Ravikant Tanuku
Chief Executive Officer

Date: August 12, 2026	/s/ Sahil Gupta
Sahil Gupta
Chief Financial Officer